Form 10-Q
period 1995-03-31
BUILDERS TRANSPORT INC
filed 1995-05-12
CIK 726617

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1995             Commission File No 0-11300


                       BUILDERS TRANSPORT, INCORPORATED
            (Exact name of registrant as specified in its charter)


           DELAWARE                                            58-1186216
- --------------------------------                     ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


  POST OFFICE BOX 7005, 2029 WEST DEKALB STREET, CAMDEN, SOUTH CAROLINA 29020
- --------------------------------------------------------------------------------
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code   (803) 432-1400
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at April 25, 1995
 ---------------------------------                 -----------------------------
   Common Stock, par value $.01                                        5,086,264
           per share

                       BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q



Part I    FINANCIAL INFORMATION                                                                              Page No.
- -------------------------------                                                                              --------
ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

  Condensed Consolidated Balance Sheets as of March 31, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

  Condensed Consolidated Statements of Income for the Three
    Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

  Condensed Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4

  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .           5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7


Part II    OTHER INFORMATION
- ----------------------------

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           *

ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           *

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .           *

ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           *

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8



* No information submitted under this caption.

    PART 1.    FINANCIAL INFORMATION

    CONDENSED CONSOLIDATED BALANCE SHEETS

    BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                                               March 31      December 31
                                                                                 1995           1994
                                                                            --------------   ------------
                                                                              (Unaudited)       (Note)
                                                                                (Dollars in Thousands)
    ASSETS

    CURRENT ASSETS
          Cash and cash equivalents                                         $        36     $        9
          Accounts receivable, less allowances
            (March 31, 1995 - $450
            December 31, 1994 - $354)                                            31,134         31,033
          Prepaid expenses                                                       19,689         17,501
          Repair parts and operating supplies                                     3,268          3,073
                                                                            -----------     ----------
               TOTAL CURRENT ASSETS                                              54,127         51,616


    PROPERTY AND EQUIPMENT                                                      307,609        284,755
          Less accumulated depreciation
            and amortization                                                   (118,034)      (116,431)
                                                                            -----------     ----------
               TOTAL PROPERTY AND EQUIPMENT                                     189,575        168,324


    OTHER ASSETS                                                                 23,973         24,127
                                                                            -----------     ----------


               TOTAL ASSETS                                                 $   267,675     $  244,067
                                                                            ===========     ==========


                                                                      March 31      December 31
                                                                        1995            1994
                                                                     -----------    ------------
                                                                     (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                $  10,064      $   8,892
 Other current liabilities                                               10,133         10,849
 Current maturities of long-term debt                                    29,597         27,217
                                                                      ---------      ---------
      TOTAL CURRENT LIABILITIES                                          49,794         46,958

LONG-TERM DEBT
 Revolving credit agreement                                               8,992          7,393
 Convertible Subordinated Debentures                                     48,945         50,401
 Capital leases and other                                                97,553         78,188
                                                                      ---------      ---------
      TOTAL LONG-TERM DEBT                                              155,490        135,982

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                                    7,201          6,951
 Other                                                                    8,860          8,598
                                                                      ---------      ---------
      TOTAL OTHER LIABILITIES                                            16,061         15,549
STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share
      Authorized 1,000,000 shares; no shares
      issued at March 31, 1995 or
      December 31, 1994
 Common stock, par value $.01 per share
      Authorized 25,000,000 shares; Issued
      6,209,397 shares at March 31, 1995 and
      6,206,220 shares at December 31, 1994                                  62             62
 Paid-in capital                                                         33,184         33,178
 Unearned compensation related to
      ESOP receivable                                                    (4,581)        (4,617)
 Retained earnings                                                       32,057         31,273
                                                                      ---------      ---------
                                                                         60,722         59,896

Less, cost of common stock in treasury
      (1,123,633 shares at March 31, 1995 and
        1,117,133 shares at December 31, 1994)                          (14,392)       (14,318)
                                                                      ---------      ---------

      TOTAL STOCKHOLDERS' EQUITY                                         46,330         45,578
                                                                      ---------      ---------

CONTINGENT LIABILITIES

      TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                     $ 267,675      $ 244,067
                                                                      =========      =========

NOTE:   The balance sheet at December 31, 1994 has been derived for the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES


                                                                                        Three Months Ended
                                                                                             March 31
                                                                                       1995            1994
                                                                                    ----------      -----------
                                                                                   (In thousands, except per
                                                                                         share amounts)
Operating Revenue                                                                  $   73,114      $   68,825

Operating Expenses:
Wages, salaries, and employee benefits                                                 30,275          28,997
Operations and maintenance                                                             14,833          16,262
Operating taxes and licenses                                                            6,990           7,266
Insurance and claims                                                                    3,373           3,337
Communications and utilities                                                            1,276           1,261
Depreciation and equipment rents                                                        6,872           6,326
(Gain) loss on disposition of operating assets                                              7            (649)
Rents and purchased transportation                                                      4,393           1,589
Other operating expenses                                                                  338             242
                                                                                   ----------      ----------
  Total Operating Expenses                                                             68,357          64,631

Operating Income                                                                        4,757           4,194

Interest and Other Expenses                                                             3,474           3,113

Income Before Income Taxes                                                              1,283           1,081

Provision for Income Taxes                                                                498             443
                                                                                   ----------      ----------


NET INCOME                                                                         $       785     $      638
                                                                                   ===========     ==========

NET INCOME PER COMMON SHARE                                                        $       .15     $      .11
                                                                                   ===========     ==========

WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                                        5,331,091      5,796,467





            See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES


                                                                                  Three Months ended March 31
                                                                                1995                      1994
                                                                              ---------                 --------
                                                                                        (In thousands)
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $ 7,550                  $  2,450

    INVESTING ACTIVITIES
       Purchases of property and equipment                                       (1,832)                     (918)
       Proceeds from disposal of property and equipment                           1,582                     2,344
       Purchase of Applied Logistical Systems net assets                             -0-                     (550)
                                                                                -------                  --------

       NET CASH PROVIDED BY INVESTING
           ACTIVITIES                                                              (250)                      876

    FINANCING ACTIVITIES
       Proceeds from lines of credit and long-term borrowings                     1,599                     2,002
       Principal payments on lines of credit, long-term debt
           and capital lease obligations                                         (8,804)                   (5,942)
       Proceeds from the issuance of common stock                                     6                       612
       Purchase of Treasury Stock                                                   (74)                     ----
                                                                                --------

       NET CASH USED BY FINANCING ACTIVITIES                                     (7,273)                   (3,328)
                                                                                --------                 --------

           INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                             27                        (2)

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                                                      9                         8
                                                                                -------                  --------

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                                                $    36                  $      6
                                                                                =======                  ========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                                    $ 3,547                  $  2,945

    Noncash investing activity:
           Property and equipment acquired
           through capital leases                                               $29,093                  $ 30,986

    Noncash financing activity:
           Common stock issued under employee
           benefit plans                                                             -0-                 $    249

            See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B -- EARNINGS PER SHARE

                                                                  Three Months Ended
                                                                       March 31
                                                                   1995        1994
                                                               -----------  ----------
PRIMARY:
Average shares outstanding                                      6,207,112    6,136,346
Assumed exercise of stock options                                 236,962      515,621
Treasury stock                                                 (1,112,983)    (855,500)
                                                               ----------   ----------
  Totals                                                        5,331,091    5,796,467
                                                               ==========   ==========

Net income                                                     $  785,000   $  638,000
                                                               ==========   ==========

Per share amount:
  Net income                                                   $      .15   $      .11
                                                               ==========   ==========

FULLY DILUTED:
Average shares outstanding                                      6,207,112    6,136,346
Assumed exercise of stock options                                 269,509      515,626
Assumed conversion of 8% Convertible
  Subordinated Debentures issued
  September 9, 1985                                             1,104,508    1,178,279

Assumed conversion of 6 1/2% Convertible
  Subordinated Debentures issued
  May 9, 1986                                                     621,219      663,444
Treasury stock                                                 (1,112,983)    (855,500)
                                                               ----------   ----------
  Totals                                                        7,089,365    7,638,195
                                                               ==========   ==========

Net income                                                     $  785,000   $  638,000
Add 8% Convertible Subordinated
  Debentures interest, net of income
  tax effect                                                      324,000      379,000

Add 6 1/2% Convertible Subordinated
  Debentures interest, net of income
  tax effect                                                      229,000      269,000
                                                               ----------   ----------
Adjusted net income                                            $1,338,000   $1,286,000
                                                               ==========   ==========

Per share amount:
Net income                                                     $      .19*  $      .17*
                                                               ==========   ==========

*  Anti-dilutive

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (UNAUDITED)

    Note C -- CREDIT AGREEMENT, DEBT AND CAPITAL LEASES

    The Company financed the acquisition of 425 new tractors through capital leases totaling approximately $29.1 million. The terms of the leases are 60 months with purchase options at the end of the leases.

    Note D -- PENDING ACCOUNTING PRONOUNCEMENT

    The Financial Standards Accounting Board has recently issued Statement No. 121, "Accounting for the Impairment of Long- Life Assets and for Long-Life Assets to be disposed of." The statement is effective for years beginning after December 15, 1995, with earlier application encouraged. The Company has not completed the analysis necessary to determine what effect, if any, the new standard will have on the financial results or position of the Company, and whether it will adopt the provisions of the statement in 1995 or 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING RESULTS

Operating revenues for the first quarter of 1995 were $73.1 million, compared to $68.8 million for the first quarter of 1994.

Income before income taxes for the first quarter of 1995 was $1.3 million, compared to $1.1 million for the first quarter of 1994. Net income increased to $785,000 for the first quarter of 1995, compared to $638,000 in the first quarter of 1994.

The operating ratio (operating expenses as a percentage of operating revenues) improved to 93.5% for the first quarter of 1995, from 93.9% in the prior year's comparable period. Operating income for the first quarter of 1995 was $4.8 million, compared to $4.2 million for the first quarter of 1994. Operations and maintenance costs decreased, as a percentage of revenues, to 20.29% for the first quarter of 1995, from 23.63% for the comparable period in 1994. The improvements in operating and maintenance expenses were primary attributable to reduced fuel and maintenance costs resulting from, among other things, the replacement of over 1,000 older tractors with new, state-of-the-art tractors, efficiencies and improvements resulting from the reorganization of the Company's fuel and maintenance departments and the increased use of owner-operators (who provide for their own fuel and tractor maintenance). The Company increased its owner-operator fleet to 173 contractors during the first quarter of 1995, compared to 44 owner-operators contracted during the corresponding period in 1994. This resulted in an increase in the Company's rents and purchased transportation expenses during the first quarter of 1995, as compared to the first quarter of 1994. The Company's massive equipment replacement initiative caused depreciation and equipment rents to increase during the first quarter of 1995. Additionally, these tractors were financed primarily by utilizing capital leases, which caused the Company interest expense to increase during the quarter. The Company's gain or loss on asset disposal was break even for the first quarter of 1995, compared to a gain of $649,000 in 1994. This was caused by the Company accelerating its tractor trade cycle from 7 years to 5 years during 1995 which resulted in a higher average book value and a lower gain when the equipment was sold. Generally, all other operating costs decreased, as a percentage of revenues, during the first quarter of 1995, as compared to the first quarter of 1994.

The balance and diversity of having three divisions (flatbed, van and dedicated fleet) enabled the Company to generate a consistently high level of overall revenue throughout the first quarter. Increased revenues resulted in slightly lower operating costs, as a percentage of revenues, in most areas, by reducing the impact of certain fixed costs. Management believes that the operational balance of three proportionally similar divisions could be helpful maintaining a consistent level of revenue growth, should the overall economic growth begin to decelerate.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The current ratio was 1.09 at March 31, 1995, compared to 1.10 at December 31, 1994. Prepaid expenses increased by approximately 12.5% since December 31, 1994, primarily due to the normal annual prepayment of licenses and taxes. Accounts Payable and accrued expenses increased by 13%, as compared to December 31, 1994, due to seasonal increases in volume. Cash provided from operations was approximately $7.5 million during the first quarter of 1995, compared to approximately $2.5 million during the first quarter of 1994.

Capital expenditures of approximately $29.5 million, during the first quarter of 1995, related primarily to the replacement of revenue equipment. The Company placed into service 425 tractors during the quarter and plans to place an additional 425 tractors and 1,150 trailers into service during the remainder of 1995. The net expenditure required to procure these remaining units during 1995 will be approximately $43 million. These expenditures were financed primarily through capital leases and with internally generated funds.

These new units will bring the average age of Builders' fleet down to approximately 1.5 years, compared to its historical average of 3.5 years. It is expected that the Company will continue to benefit from the operating efficiencies resulting from a newer and more modern tractor fleet.

                         PART II.    OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits.  27 Financial Data Schedule (for SEC use only)

   (b)    Reports on Form 8-K.  There were no reports on Form 8-K filed for the quarter ended March 31, 1995.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BUILDERS TRANSPORT, INCORPORATED



 Date:   May 11, 1995                 By: /s/ Robert Fox
         -------------------             ---------------------------------------
                                          Robert Fox
                                          Vice President and
                                          Chief Financial Officer
                                          Signed in the dual capacity of a
                                          duly authorized officer of the
                                          Registrant and the Principal
                                          Accounting Officer of the Registrant