Form 10-Q
period 1995-06-30
BUILDERS TRANSPORT INC
filed 1995-08-14
CIK 726617

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1995             Commission File No 0-11300


                       BUILDERS TRANSPORT, INCORPORATED
                       --------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              58-1186216
--------------------------------                         ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

POST OFFICE BOX 7005,  2029 WEST DEKALB STREET,  CAMDEN, SOUTH CAROLINA  29020
--------------------------------------------------------------------------------
            (address of principal executive offices and zip code)

    Registrant's telephone number, including area code      (803) 432-1400
                                                            --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.     Yes   X   No
                                                           -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 2, 1995
--------------------------------                -----------------------------
  Common Stock, par value $.01                             5,090,392
            per share

                       BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                                                 Page No.
-------------------------------                                                                 ---------
ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

  Condensed Consolidated Balance Sheets as of June 30, 1995
     and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

  Condensed Consolidated Statements of Income for the Three
     Months Ended June 30, 1995 and 1994 and the Six Months
     Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  7


Part II    OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  *

ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  *

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . .  9

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  *

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9




*  No information submitted under this caption.

PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                                           June 30                December 31
                                                                            1995                     1994
                                                                         -----------              -----------
                                                                         (Unaudited)                (Note)
ASSETS                                                                          (Dollars in Thousands)
CURRENT ASSETS
      Cash and cash equivalents                                           $      54                 $       9
      Accounts receivable, less allowances
         (June 30, 1995  -  $512
          December 31, 1994  -  $354)                                        30,493                    31,033
      Prepaid expenses                                                       17,795                    17,501
      Repair parts and operating supplies                                     3,276                     3,073
                                                                          ---------                 ---------
         TOTAL CURRENT ASSETS                                                51,618                    51,616


PROPERTY AND EQUIPMENT                                                      320,487                   284,755
      Less accumulated depreciation
         and amortization                                                  (117,592)                 (116,431)
                                                                          ---------                 ---------
         TOTAL PROPERTY AND EQUIPMENT                                       202,895                   168,324


OTHER ASSETS                                                                 23,971                    24,127
                                                                          ---------                 ---------

         TOTAL ASSETS                                                     $ 278,484                 $ 244,067
                                                                          =========                 =========

                                                                        June 30               December 31
                                                                         1995                    1994
                                                                      -----------             -----------
                                                                      (Unaudited)               (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $  9,293                 $  8,892
  Other current liabilities                                              10,569                   10,849
  Current maturities of long-term debt                                   30,937                   27,217
                                                                       --------                 --------
    TOTAL CURRENT LIABILITIES                                            50,799                   46,958

LONG-TERM DEBT
  Revolving credit agreement                                              5,717                    7,393
  Convertible Subordinated Debentures                                    48,945                   50,401
  Capital leases and other                                              108,914                   78,188
                                                                       --------                 --------
    TOTAL LONG-TERM DEBT                                                163,576                  135,982

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                   7,707                    6,951
  Other                                                                   8,423                    8,598
                                                                       --------                 --------
  TOTAL OTHER LIABILITIES                                                16,130                   15,549

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share
    Authorized 1,000,000 shares; no shares
    issued at June 30, 1995 or
    December 31, 1994
  Common stock, par value $.01 per share
    Authorized 25,000,000 shares; Issued
    6,210,272 shares at June 30, 1995 and
    6,206,220 shares at December 31, 1994                                    62                       62
  Paid-in capital                                                        33,216                   33,178
  Unearned compensation related to
    ESOP receivable                                                      (4,547)                  (4,617)
  Retained earnings                                                      33,640                   31,273
                                                                       --------                 --------
                                                                         62,371                   59,896

Less, cost of common stock in treasury

    (1,123,633 shares at June 30, 1995 and
      1,117,133 shares at December 31, 1994)                            (14,392)                 (14,318)
                                                                       --------                 --------

    TOTAL STOCKHOLDERS' EQUITY                                           47,979                   45,578
                                                                       --------                 --------

CONTINGENT LIABILITIES

    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                            $278,484                 $244,067
                                                                       ========                 ========


NOTE:   The balance sheet at December 31, 1994 has been derived for the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

           See notes to condensed consolidated financial statements

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

    BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES
    (In thousands, except per share amounts)


                                                        Three Months Ended                  Six Months Ended
                                                              June 30                            June 30
                                                       1995             1994               1995           1994
                                                    ----------       ----------         ----------     ----------
Operating Revenue                                   $   74,847       $   71,433         $  147,961     $  140,257

Operating Expenses:
   Wages, salaries, and employee benefits               29,952           29,441             60,227         58,437
   Operations and maintenance                           15,009           15,940             29,841         32,202
   Operating taxes and licenses                          6,937            6,894             13,927         14,159
   Insurance and claims                                  3,710            3,607              7,083          6,945
   Communications and utilities                          1,056            1,201              2,332          2,463
   Depreciation and equipment rents                      7,075            6,658             13,947         12,984
   (Gain) on disposition of operating assets              (166)            (218)              (159)          (867)
   Rents and purchased transportation                    4,848            2,068              9,242          3,657
   Other operating expenses                                321              282                659            524
                                                    ----------       ----------         ----------     ----------
       Total Operating Expenses                         68,742           65,873            137,099        130,504
                                                    ----------       ----------         ----------     ----------

Operating Income                                         6,105            5,560             10,862          9,753

Other Deductions:
   Interest and other expenses                           3,509            3,242              6,984          6,355

Income Before Income Taxes                               2,596            2,318              3,878          3,398

Provision for Income Taxes                               1,013              904              1,511          1,347
                                                    ----------       ----------         ----------     ----------


   NET INCOME                                       $    1,583       $    1,414         $    2,367     $    2,051
                                                    ==========       ==========         ==========     ==========

   NET INCOME PER COMMON SHARE                      $      .30       $      .25         $      .44     $      .36
                                                    ==========       ==========         ==========     ==========

   WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING                          5,336,840        5,706,834          5,333,970      5,751,830




           See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                                            Six Months ended June 30
                                                                         1995                     1994
                                                                       --------                 --------
                                                                                 (In thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 18,806                 $ 12,130

INVESTING ACTIVITIES
   Purchases of property and equipment                                   (4,139)                  (1,978)
   Proceeds from disposal of property and equipment                       3,628                    3,007
   Purchase of Applied Logistical Systems net assets                          0                     (550)
                                                                       --------                 --------

   NET CASH (USED) PROVIDED BY INVESTING
     ACTIVITIES                                                            (511)                     479

FINANCING ACTIVITIES
   Proceeds from lines of credit and long-term borrowings                     0                        0
   Principal payments on lines of credit, long-term debt
     and capital lease obligations                                      (18,188)                 (13,268)
   Proceeds from the issuance of common stock                                12                     659
   Purchase of Treasury Stock                                               (74)                       0
                                                                       --------                 --------

   NET CASH USED BY FINANCING ACTIVITIES                                (18,250)                 (12,609)
                                                                       ---------                --------

     INCREASE IN CASH AND CASH
        EQUIVALENTS                                                          45                        0

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                   9                        8
                                                                       --------                 --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                            $     54                 $      8
                                                                       ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                               $  6,604                 $  5,759

Noncash investing activity:
     Property and equipment acquired
     through capital leases                                            $ 49,501                 $ 39,367

Noncash financing activity:
     Common stock issued under employee
     benefit plans                                                     $     25                 $    249


           See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B -- EARNINGS PER SHARE

                                                         Three Months Ended                        Six Months Ended
                                                              June 30                                  June 30
                                                       1995              1994                  1995                1994
                                                    -----------       -----------           -----------        -----------
PRIMARY:
   Average shares outstanding                         6,210,113         6,201,278             6,208,621          6,168,992
   Assumed exercise of stock options                    241,060           361,056               239,011            438,338
   Treasury stock                                    (1,114,333)         (855,500)           (1,113,662)          (855,500)
                                                    -----------       -----------           -----------        -----------
       Totals                                         5,336,840         5,706,834             5,333,970          5,751,830
                                                    ===========       ===========           ===========        ===========

   Net income                                       $ 1,582,504       $ 1,413,509           $ 2,367,374        $ 2,051,245
                                                    ===========       ===========           ===========        ===========

   Per share amount:
       Net income                                   $       .30       $       .25           $       .44        $       .36
                                                    ===========       ===========           ===========        ===========

FULLY DILUTED:
   Average shares outstanding                         6,210,113         6,201,278             6,208,621          6,168,992
   Assumed exercise of stock options                    250,179           361,056               259,844            438,340
   Assumed conversion of 8% Convertible
       Subordinated Debentures issued
       September 9, 1985                              1,104,508         1,178,279             1,104,508          1,178,279

   Assumed conversion of 6 1/2% Convertible
       Subordinated Debentures issued
       May 9, 1986                                      592,079           663,444               606,649            663,444
   Treasury stock                                    (1,114,333)         (855,500)           (1,113,662)          (855,500)
                                                    -----------       -----------           -----------        -----------
       Totals                                         7,042,546         7,548,557             7,065,960          7,593,555
                                                    ===========       ===========           ===========        ===========

Net income                                          $ 1,582,504       $ 1,413,509           $ 2,367,374        $ 2,051,245
   Add 8% Convertible Subordinated
       Debentures interest, net of income
       tax effect                                       324,286           379,500               648,572            759,000

   Add 6 1/2% Convertible Subordinated
       Debentures interest, net of income
       tax effect                                       218,519           268,608               447,793            537,215
                                                    -----------       -----------           -----------        -----------
Net income                                          $ 2,125,309       $ 2,061,617           $ 3,463,739        $ 3,347,460
                                                    ===========       ===========           ===========        ===========

Per share amount:
   Net income                                       $       .30*      $       .27*          $       .49*       $       .44*
                                                    ===========       ===========           ===========        ===========

    *  Anti-dilutive

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (UNAUDITED)

Note C -- LEASES

During the first six months of 1995, the Company financed the acquisition of 670 new tractors and 101 trailers through capital leases totaling approximately $50 million. The terms of the leases are 60 months for tractors and 84 months for trailers with purchase options at the end of the leases.

Note D --PENDING ACCOUNTING PRONOUNCEMENT

The Financial Standards Accounting Board has recently issued Statement No. 121, "Accounting for the Impairment of Long-Life Assets and for Long-Life Assets to be disposed of." The statement is effective for years beginning after December 15, 1995, with earlier application encouraged. The Company has not completed the analysis necessary to determine what effect, if any, the new standard will have on the financial results or position of the Company, and whether it will adopt the provisions of the statement in 1995 or 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the second quarter of 1995 were $74.8 million, compared to $71.4 million for the second quarter of 1994, and for the first six months of 1995, were $148.0 million, compared to $140.3 million for the first six months of 1994.

Income before income taxes for the second quarter and the first six months of 1995 was $2.6 million and $3.9 million respectively, compared to $2.3 million and $3.4 million for the comparable periods in 1994. Net income for the second quarter and first six months of 1995 was $1.6 million and $2.4 million, respectively, compared to $1.4 million and $2.1 million for the comparable periods in 1994.

The operating ratio (operating expenses as a percentage of operating revenues) was 91.8% and 92.7% in the second quarter and the first six months of 1995, respectively, compared to 92.2% and 93% in the same 1994 periods. Operating income during the second quarter was $6.1 million, compared to $5.6 million in the second quarter of 1994 and for the first six months of 1995 was $10.9 million, compared to $9.8 million for the first six months of 1994.

During 1995, the Company replaced 670 of its old tractors with new tractors. These newer, more efficient tractors have improved the Company's operating results in several key areas and have helped the Company to increase operating profits. The operational benefits have been somewhat offset by greater interest costs resulting from the additional debt incurred to purchase these units.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results may be affected by a number of factors such as: uncertainties relative to economic conditions; industry factors including, among others, competition, rate pressure, driver availability and fuel prices; and, the Company's ability to sell its services profitably, successfully increase market share in its core businesses and effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately or to effectively manage the impact on the Company of changes in the trucking, transportation and logistics industries.

Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Recent Developments and Trends. The Company's business ordinarily results in legal actions alleging negligence related primarily to highway accidents. The Company recently agreed to settle the last claim arising from one such accident that could potentially result in an additional charge to future earnings, net of taxes, of up to approximately $1.1 million. This is in addition to significant amounts previously reserved for that accident. After intensive negotiations, the Company recently elected to settle the last claim arising from that accident for an amount that is considerably higher than the Company's experience with other claims arising from that accident and the evaluations of the Company's lawyers had previously led the Company to anticipate. The Company concluded that it was prudent to settle this last claim for an amount higher than previously anticipated due to a series of unfavorable rulings in the case which caused the Company to decide that a trial to conclusion presented an unreasonable risk of adverse results of a magnitude that could have materially impacted the Company's financial condition. Although this has been the only accident in the Company's thirty-four year history in which claims have approached this level, the Company has re-evaluated its general liability and excess insurance policies and elected to increase its coverage by an additional $10 million per occurrence.

Additionally, the Company has recently experienced weakening freight demand and is uncertain as to whether this signals the beginning of a trend that may continue through future periods. To the extent, if any, that weaker freight demand does continue, its impact on the Company's results of operations would be negative. In response to the possibility of soft freight demand, the Company has recently reduced its non-driver payroll by approximately 5%, has consolidated several under-utilized terminals, and is considering other actions.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The current ratio was 1.02 as of June 30, 1995, compared to 1.10 at December 31, 1994. Cash provided by operating activities was $18.8 million during the first six months of 1995, compared to $12.1 million during the first six months of 1994. The Company acquired 670 new tractors and 101 new trailers during the first six months of 1995 and disposed of 371 tractors. The newer tractor fleet helped the Company reduce its maintenance and operating costs and improve operating profits. During the first six months of 1995, the Company's capital expenditures were approximately $50 million, most of which related to new equipment purchases.

PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) Builders Transport, Incorporated's Annual Meeting of Stockholders was held on June 6, 1995.

       (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees as listed in the proxy statement, all of whom were elected.

       (c) Set forth below are the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.

                                                                Votes Against                               Broker
            (I) Nominees for Directors       Votes For            or Withheld         Abstentions         Non-Votes
                                             ---------         --------------         -----------         ---------
                David C. Walentas            4,400,759              6,544                   ---               ---
                Stanford M. Dinstein         4,400,859              6,444                   ---               ---
                Jacob D. Wood                4,400,859              6,444                   ---               ---
                John R. Morris               4,400,859              6,444                   ---               ---
                Arthur C. Baxter             4,400,859              6,444                   ---               ---
                Jan S. Mirsky                4,400,859              6,444                   ---               ---
                Frederick S. Morton          4,400,859              6,444                   ---               ---
                Jack Weprin                  4,400,859              6,444                   ---               ---

           (ii) Ratification of the Board of Directors' reappointment of Ernst & Young as the Company's independent auditors to audit the financial statements of the Company for the current fiscal year.

                                                               Votes Against                                Broker
                                             Votes For          or Withheld           Abstentions         Non-Votes
                                             ---------         --------------         -----------         ---------
                                             4,390,936              5,931                 10,436              ---




    Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibit 27   Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BUILDERS TRANSPORT, INCORPORATED



Date: 8/14/95                          By:  Robert Fox
   -------------------------              --------------------------------------
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