Form 10-Q
period 1995-09-30
BUILDERS TRANSPORT INC
filed 1995-11-14
CIK 726617

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarterly Period Ended September 30, 1995
                          Commission File No 0-11300


                      BUILDERS TRANSPORT, INCORPORATED
                      --------------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                            58-1186216
--------------------------------                     ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 POST OFFICE BOX 7005, 2029 WEST DEKALB STREET, CAMDEN, SOUTH CAROLINA 29020
 ---------------------------------------------------------------------------
            (address of principal executive offices and zip code)

    Registrant's telephone number, including area code (803) 432-1400
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 2, 1995
---------------------------------                -------------------------------
Common Stock, par value $.01                                           5,094,338
         per share

                        BUILDERS TRANSPORT, INCORPORATED
                               INDEX TO FORM 10-Q



Part I    FINANCIAL INFORMATION                                                                 Page No.
-------------------------------                                                                 --------
ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

    Condensed Consolidated Balance Sheets as of September 30, 1995
         and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

    Condensed Consolidated Statements of Income for the Three
         Months Ended September 30, 1995 and 1994 and the Nine Months
         Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .         3

    Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .         4

    Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .         5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . .         7


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

PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                                         September 30             December 31
                                                                             1995                     1994
                                                                         ------------             -------------
                                                                          (Unaudited)                 (Note)
                                                                                (Dollars in Thousands)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                          $       13               $         9
      Accounts receivable, less allowances
         (September 30, 1995  -  $539;
          December 31, 1994  -  $354)                                        35,030                    31,033
      Prepaid expenses                                                       17,414                    17,501
      Repair parts and operating supplies                                     3,328                     3,073
                                                                         ----------               -----------
         TOTAL CURRENT ASSETS                                                55,785                    51,616


PROPERTY AND EQUIPMENT                                                      318,094                   284,755
      Less accumulated depreciation
         and amortization                                                  (111,229)                 (116,431)
                                                                         ----------               -----------
         TOTAL PROPERTY AND EQUIPMENT                                       206,865                   168,324

OTHER ASSETS                                                                 24,009                    24,127
                                                                         ----------               -----------

         TOTAL ASSETS                                                    $  286,659               $   244,067
                                                                         ==========               ===========

                                                                    September 30              December 31
                                                                        1995                      1994
                                                                    -------------             ------------
                                                                     (Unaudited)                  (Note)
                                                                           (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $     9,970               $    8,892
  Other current liabilities                                               9,102                   10,849
  Current maturities of long-term debt                                   33,392                   27,217
                                                                    -----------               ----------
    TOTAL CURRENT LIABILITIES                                            52,464                   46,958

LONG-TERM DEBT
  Revolving credit agreement                                             10,436                    7,393
  Convertible Subordinated Debentures                                    46,789                   50,401
  Capital leases and other                                              113,687                   78,188
                                                                    -----------               ----------
    TOTAL LONG-TERM DEBT                                                170,912                  135,982

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                   7,393                    6,951
  Other                                                                   8,852                    8,598
                                                                    -----------               ----------
    TOTAL OTHER LIABILITIES                                              16,245                   15,549

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share
    Authorized 1,000,000 shares; no shares issued
  Common stock, par value $.01 per share
    Authorized 25,000,000 shares; Issued
    6,217,220 shares at September 30, 1995 and
    6,206,220 shares at December 31, 1994                                    62                       62
  Paid-in capital                                                        33,273                   33,178
  Unearned compensation related to
    ESOP receivable                                                      (4,511)                  (4,617)
  Retained earnings                                                      32,606                   31,273
                                                                    -----------               ----------
                                                                         61,430                   59,896

Less, cost of common stock in treasury

  (1,123,633 shares at September 30, 1995 and
    1,117,133 shares at December 31, 1994)                              (14,392)                 (14,318)
                                                                    -----------               ----------

    TOTAL STOCKHOLDERS' EQUITY                                           47,038                   45,578
                                                                    -----------               ----------

    TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                       $   286,659               $  244,067
                                                                    ===========               ==========


NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

           See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES
(in thousands, except per share amounts)

                                                              Three Months Ended                   Nine Months Ended
                                                                  September 30                        September 30
                                                            1995             1994                1995             1994
                                                         -----------      -----------        -----------      -----------
Operating Revenue                                        $    73,249      $    72,870        $   221,210      $   213,127

Operating Expenses:
   Wages, salaries, and employee benefits                     29,789           30,619             90,016           89,057
   Operations and maintenance                                 15,483           15,406             45,325           47,608
   Operating taxes and licenses                                6,870            6,926             20,797           21,085
   Insurance and claims                                        5,493            3,438             12,576           10,383
   Communications and utilities                                1,226            1,013              3,558            3,476
   Depreciation and equipment rents                            7,390            6,588             21,337           19,571
   (Gain) loss on disposition of operating assets               (531)             (11)              (690)            (878)
   Rents and purchased transportation                          4,962            3,128             14,204            6,784
   Other operating expenses                                      309              410                967              934
                                                         -----------      -----------        -----------      ----------

       Total Operating Expenses                               70,991           67,517            208,090          198,020
                                                         -----------      -----------        -----------      -----------

Operating Income                                               2,258            5,353             13,120           15,107

Other Deductions
   Interest and Other Expenses                                 3,920            2,886             10,904            9,241

Income (Loss) Before Income Taxes                             (1,662)           2,467              2,216            5,866

Provision for Income Taxes                                      (629)             837                882            2,184
                                                         -----------      -----------        -----------      -----------


   NET INCOME OR LOSS                                    $    (1,033)     $     1,630        $     1,334      $     3,682
                                                         ===========      ===========        ===========      ===========

   NET INCOME PER COMMON SHARE                           $     (0.19)     $      0.29        $       .25      $       .65
                                                         ===========      ===========        ===========      ===========

   WEIGHTED AVERAGE SHARES OF
       COMMON STOCK OUTSTANDING                            5,384,470        5,602,816          5,344,622      $ 5,682,011


            See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                                        Nine Months ended September 30
                                                                        1995                      1994
                                                                    -------------             ------------
                                                                     (Unaudited)                  (Note)
                                                                           (Dollars in Thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $    20,890               $   21,713

INVESTING ACTIVITIES
Purchases of property and equipment                                      (5,735)                  (3,884)
Proceeds from disposal of property and equipment                          7,777                    5,246
Purchase of Applied Logistic Systems' net assets                            -0-                     (550)
                                                                    -----------               -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 2,042                      812

FINANCING ACTIVITIES
Proceeds from lines of credit and long-term borrowings                    3,044                      -0-
Principal payments on lines of credit, long-term debt
  and capital lease obligations                                         (25,967)                 (23,188)
Proceeds from the issuance of common stock                                   69                      663
Purchase of treasury stock                                                  (74)                     -0-
                                                                    -----------               ----------

NET CASH USED IN FINANCING ACTIVITIES                                   (22,928)                 (22,525)
                                                                    ------------              ----------

  INCREASE IN CASH AND CASH
     EQUIVALENTS                                                              4                      -0-

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                     9                        8
                                                                    -----------               ----------

  CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                                      $        13               $        8
                                                                    ===========               ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the period for interest                            $    10,703               $    9,644

Noncash investing activity:
  Property and equipment acquired
  through capital leases                                            $    61,935               $   46,559

Noncash financing activity:
  Common stock issued under employee
  benefit plans                                                     $        25               $      249

            See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B -- EARNINGS PER SHARE

                                                      Three Months Ended                    Nine Months Ended
                                                          September 30                         September 30
                                                     1995             1994                1995             1994
                                                 -------------    -------------      -------------    -------------
PRIMARY:
   Average shares outstanding                        6,214,445        6,205,257          6,210,583        6,181,213
   Assumed exercise of stock options                   293,658          253,059            257,227          356,298
   Treasury stock                                   (1,123,633)        (855,500)        (1,123,188)        (855,500)
                                                 -------------    -------------      -------------    -------------
       Totals                                        5,384,470        5,602,816          5,344,622        5,682,011
                                                 =============    =============      =============    =============

   Net income                                    $  (1,033,422)   $   1,630,264      $   1,333,952    $   3,681,509
                                                 =============    =============      =============    =============

   Per share amount:
       Net income                                $        (.19)   $         .29      $         .25    $         .65
                                                 =============    =============      =============    =============

FULLY DILUTED:
   Average shares outstanding                        6,214,445        6,205,257          6,210,583        6,181,213
   Assumed exercise of stock options                   297,797          253,059            272,495          356,300
   Assumed conversion of 8% Convertible
       Subordinated Debentures issued
       September 9, 1985                             1,078,014        1,161,136          1,085,900        1,172,364

   Assumed conversion of 61/2% Convertible
       Subordinated Debentures issued
       May 9, 1986                                     592,079          655,707            601,793          660,836
   Treasury stock                                   (1,123,633)        (855,500)        (1,123,188)        (855,500)
                                                 -------------    -------------      -------------    -------------
       Totals                                        7,058,702        7,419,659          7,047,583        7,515,213
                                                 =============    =============      =============    =============

Net income                                       $  (1,033,422)   $   1,630,264      $   1,333,952    $   3,681,509
   Add 8% Convertible Subordinated
       Debentures interest, net of income
       tax effect                                      324,286          373,721            972,158        1,132,721

   Add 61/2% Convertible Subordinated
       Debentures interest, net of income
       tax effect                                      218,519          268,390            666,312          805,605
                                                 -------------    -------------      -------------    -------------
Totals                                           $    (490,617)   $   2,272,375      $   2,972,422    $   5,619,835
                                                 =============    =============      =============    =============

Per share amount:
   Net income                                    $        (.07)*  $         .31*     $         .42*   $         .75*
                                                 =============    =============      =============    =============

    *  Anti-dilutive

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (UNAUDITED)

Note C  --  LEASES

During the first nine months of 1995, the Company financed the acquisition of 853 new tractors and 335 new trailers through capital leases totaling approximately $62 million. The terms of the leases are 60 months for tractors and 84 months for trailers with purchase options at the end of the leases.

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

NOTE E  --  SUBSEQUENT EVENT

In October 1995, the Company completed a sale and leaseback transaction involving its corporate headquarters facility. The Company sold its headquarters building for a purchase price of $3.5 million to Two Trees, a New York General Partnership (Two Trees). Two Trees received a $200,000 brokerage fee as compensation for structuring and financing the sale and leaseback transaction. The Chairman of the Board of the Company is a general partner in Two Trees. The Company's Board of Directors approved the sale and leaseback transaction because the Board concluded that the transaction was fair to the Company, was in the Company's best interest and was (acting through a quorum of disinterested directors) the most favorable for the Company of all available proposals. The Company has agreed to lease the headquarters site for a period of five years at approximately $450,000 per annum, and the Company has four successive optional lease terms of five years each. The Company has the option to purchase the headquarters site, at fair market value at the end of each lease term. Proceeds from the sale were used to reduce the Company's borrowings under its revolving credit facility. The $3.5 million sale, net of closing costs, resulted in a deferred gain of approximately $400,000 which will be recognized over the lease term. The Company has posted a Letter of Credit of $1.6 million to secure future lease payments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS


Operating revenues for the third quarter of 1995 were $73.2 million, compared to $72.9 million for the third quarter of 1994, and for the first nine months of 1995 were $221.2 million, compared to $213.1 million for the first nine months of 1994. Net loss for the third quarter was $1 million, or 19 cents per share, compared with net income of $1.6 million, or 29 cents per share, for the third quarter of 1994. For the nine-month period, net income was $1.3 million, or 25 cents per share, compared to $3.7 million, or 65 cents per share, during the comparable 1994 period.

The operating ratio (operating expenses as a percentage of operating revenues) was 96.91% and 94.07% in the third quarter and the first nine months of 1995, respectively, compared to 92.65% and 92.91% for the same 1994 periods.
Operating income for the third quarter and the first nine months of 1995 was $2.3 million and $13.1 million, respectively, compared to $5.4 million and $15.1 million, respectively for the same periods in 1994.

The operating results of the Company were adversely affected by an unanticipated claim settlement that cost the Company $2.5 million and by slower than expected revenue growth. The large claim settlement was unique in the Company's experience in terms of its impact on results of operations. Insurance claim expense is expected to return to more traditional levels in the future, as this claim was fully settled during the third quarter.

During the third quarter of 1995, the Company completed its tractor replacement program, which encompassed the purchase of 1060 new tractors, that began in late 1994. The newer and more modern fleet has enabled the Company to reduce certain variable operating costs, but has also resulted in higher fixed costs (depreciation and interest expenses). The slower than expected growth in freight has made it more difficult for the Company to generate the volume it required to achieve the variable cost reductions that had been anticipated with newer equipment. Likewise, it was more difficult during the quarter to generate the utilization levels needed to cover the additional fixed costs incurred as a result of the new tractors. Pricing has also deteriorated somewhat in certain markets, as many marginal carriers have discounted their rates in particular areas or on certain commodities. To address these market trends, the Company is implementing a more aggressive sales effort. The Company's ambitious marketing efforts have already resulted in new contracts with new customers. However, the Company has elected not to match the rate structure of some of its weaker competitors in certain markets because it is believed those commitments would remain unprofitable in the future.

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

Recent Developments and Trends. The Company has recently experienced weakening freight demand and is uncertain as to whether this signals the beginning of a trend that may continue through future periods. It appears that some of the Company's competitors have over-expanded their fleets and are discounting their rates in order to maintain the volume needed to support their excess equipment capacity. To the extent, if any, that the weaker freight level and equipment over-capacity situation continues, its impact on the Company's results of operations would be negative. In response to the weakening freight levels, the Company has reduced non-driver payroll by approximately 5%, adopted a very conservative future capital expenditure budget, increased marketing efforts, and is considering other actions.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The current ratio was 1.06 at September 30, 1995, compared to 1.10 at December 31, 1994. Accounts receivable increased approximately 13%, since December 31, 1994, due to the overall growth in revenues and seasonal volume increases.
Cash provided by operating activities was $20.9 million during the first nine months of 1995, compared to $21.7 million during the same period in 1994. Capital expenditures of approximately $68 million during the first nine months of 1995 related primarily to the replacement of revenue equipment. The Company purchased 853 new tractors and 335 new trailers during the first nine months of 1995 and has disposed of 639 older tractors.

In October 1995, the Company sold its corporate headquarters under a sale and leaseback arrangement for $3.5 million. The sale proceeds were used to reduce the Company's borrowings under its revolving credit facility.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibit 27 - Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BUILDERS TRANSPORT, INCORPORATED




Date: November 13, 1995           By: /s/ Robert Fox
      -----------------              ------------------------------------------
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