Form 10-K405
period 1995-12-31
BUILDERS TRANSPORT INC
filed 1996-03-29
CIK 726617

   --------------------------------------------------------------------------
   --------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
   (MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------

                         COMMISSION FILE NUMBER 0-11300
                                                --------

                        BUILDERS TRANSPORT, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     58-1186216
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

             2029 W. DEKALB ST.,                                29020-7005
           P.O. BOX 7005, CAMDEN SC                             (Zip Code)
   (Address of Principal executive Offices)

                                 (803) 432-1400
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
           8% CONVERTIBLE SUBORDINATED DEBENTURES DUE AUGUST 15, 2005 6-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE MAY 1, 2011
                              (Titles of Classes)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $44,595,360 as of March 18, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 18, 1996, of the registrant's only issued and outstanding class of stock, its $0.01 per share par value common stock, was 5,099,517.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10,11,12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1996 annual meeting of stockholders that will be filed no later than April 29, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Builders is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. From its origins as a Southeastern regional, high service, flatbed carrier for a limited number of building materials shippers, the Company has expanded and developed into a carrier that provides dedicated contract carriage, dry van and flatbed service for shippers of a variety of products in the medium-haul, short-haul and regional markets. These products include, among others, textiles, tires, paper products, metal products, chemicals, consumer goods and building materials. Throughout its history, the Company has concentrated on tailoring its services to the specific requirements of individual customers. As a result, the preponderance of Builders' business involves providing high-quality, specialized services to service-sensitive shippers.

To assure the most efficient response to the differing requirements of customers at numerous shipping locations, Builders has a network of terminals where over-the-road tractors are based and drivers are domiciled. This terminal network is supplemented by miscellaneous staging lots near certain major shipping points. The Company utilizes a computerized operations system to control and facilitate the movement of freight. Builders' operating philosophy is founded on maintaining the highest level of service in the most efficient manner possible.

Builders is headquartered in Camden, South Carolina, and its total operation encompasses thousands of plants, warehouses and shipping points of regularly served customers in the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. The Company holds common and contract carrier authority to transport general commodities in interstate commerce between all points in the United States. (See "Regulation.")

No single customer (including groups of customers under common control and affiliated customers) accounted for as much as ten percent of Builders' consolidated revenues in 1995.

OPERATIONS

Builders believes its range of services is one of the most comprehensive offered by any truckload carrier. The Company's services are divided into three major categories.

Flatbed Operations. Builders' Flatbed Division provides customized transportation to service-sensitive shippers. The Company strives to meet all specific pickup and delivery schedules requested by both single and multi-location shippers. This customized service is designed to accommodate the increasing number of shippers that utilize just-in-time delivery techniques or that seek to reduce costs by controlling their inventory levels. In recent years, the Flatbed Division has diversified its commodity mix that now includes, among other things, lumber, steel, aluminum, wallboard, roofing materials and pipe. This makes the division less vulnerable to periodic downturns in any single business segment represented in the Flatbed Division's customer base. The Flatbed Division also now acts as a single source provider of logistics support (that is, supervising all of a shipper's trucking needs, even though some of those needs may be met by carriers other than Builders) for certain customers.

Dry Van Operations. The Company's Van Division services a broad array of customers having a variety of shipping needs in the medium-haul and regional markets. This is consistent with the Company-wide emphasis on meeting the increasing regional carrier requirements of shippers in various regions including the Southeast, Midwest and Southwest. This division also tailors its services to specialized customer requirements such as just-in-time delivery. Further, the Van Division operates with both single drivers and teams, depending upon what is most efficient for a particular shipper. Capacity is committed to a customer where that is appropriate.

Dedicated Contract Carriage. Builders' Dedicated Fleet Division provides dedicated equipment and personnel on a contractual basis to each of its customers for that customer's exclusive use, frequently as a lower cost alternative to private carriage. In some instances, Dedicated Fleet supplements this dedicated service with customized linehaul service. While providing shippers with a higher level of service, Dedicated Fleet frees for other uses that portion of a shipper's capital that would have been invested in a private fleet. This allows shippers to deploy resources to their primary businesses that otherwise would be diverted to transportation. Dedicated Fleet's service also includes the administrative staffing associated with operating a private fleet.

In addition to the three categories described above, the Company operated a tire loading and warehousing business from January 1994 until Builders exited that business in February 1996. The tire loading and warehousing operation accounted for less than 2% of the Company's total revenues during 1995.

Builders currently conducts operations from 48 terminals. Each terminal is the base for specific over-the-road tractors and is the domicile of the drivers who operate those tractors. 35 of these terminals have facilities and staff to provide fueling and routine and heavy maintenance. The Company also operates miscellaneous staging lots near certain major shipping points. The Company believes this network of facilities enhances its ability to provide highly responsive, specialized services at its customers' major shipping locations in an efficient manner. This extensive terminal network also should give Builders an advantage over much of its competition in responding to the increasing regional carrier requirements of many shippers.

Each customer's shipment is accorded exclusive use of a trailer: goods of more than one customer are not carried on the same trailer. Builders' preferred operating procedure is for a unit carrying a shipment to proceed directly from origin to destination with no delay enroute occasioned by a change of drivers, relays or circuitous routing via terminals. The Company operates computerized Central Control Departments for van, flatbed and dedicated operations. These departments strive to maintain fleet balance by locating and procuring freight shipments that originate near the destination of another shipment that is enroute or already scheduled. The Central Control Departments send this information to the terminal, and each terminal then dispatches its domiciled drivers accordingly.

In addition to those already noted, other specialized services that all Builders' divisions offer to a shipper when required to meet its needs include the following: (i) assignment of a specific number of linehaul units to the shipper on a continuing basis; (ii) establishment of a trailer pool on the shipper's property or on a Company lot near the shipper's property; (iii) close coordination with the shipper to assure delivery at specified times; (iv) establishment of individualized pricing formats and information exchange systems, including electronic data interchange, to complement the shipper's systems designs and information flows; and (v) utilization of two-driver teams in those instances where a shipper's needs can be met more efficiently in that manner.

MARKETING

The primary focus of Builders' marketing strategy is to increase freight density within defined market areas that are consistent with the Company's growth and profit objectives. The goal is to provide optimal equipment utilization and superior customer service in furtherance of Builders' aim to be a leader in the truckload industry. The Company vigorously markets all its services including Flatbed, Van, Dedicated Fleet and logistics management.

The directors of sales for the Flatbed and Van Divisions supervise the activities of regional sales managers in obtaining strategically located business to balance traffic flows. The directors of sales report directly to their respective division vice presidents. The Flatbed and Van Divisions have recently added several high level sales professionals in an effort to secure new business. The vice president of Dedicated Fleet and two sales vice presidents in that division are responsible for developing contacts with shippers who desire dedicated services.

Builders compiles and publishes its own pricing schedules to maintain flexibility in responding rapidly to the varying service demands of its customers. It does not participate in any collective rate making with other carriers through rate bureaus or tariff publishing agents. The Company does not compete for, or handle, any less-than-truckload business.

REVENUE EQUIPMENT

At December 31, 1995, Builders' linehaul fleet, including owner-operators' equipment, consisted of 2,810 over-the-road tractors and 6,283 trailers. The equipment is assigned to the three operating divisions as follows: Flatbed Division 1,081 tractors and 1,683 trailers; Van Division 974 tractors and 2,576 trailers; and Dedicated Fleet 755 tractors and 2,024 trailers. The average age of Builders' tractors and trailers at December 31, 1995, was 2 years and 5.5 years, respectively. (See "Developments in the Company's Business -- Acquisition of Equipment.")

All Company-owned tractors are manufactured using consistent drive-train specifications. This standardization enables the Company to repair and service any unit of equipment at any of the Company's full-service terminal locations, provide a consistent and simplified driver training program, and reduce spare parts inventory to a minimum level. All tractors purchased after 1992 are equipped with fully electronic engine systems.

Additionally, all tractors purchased since late 1994 have been premium tractors that represent a significant upgrade over the Company's previously existing tractor specifications. These new tractors include, among other things, extra large cabins, double sleeper bunks and more powerful electronic engines. The Company believes that this exceptional equipment will help to attract and retain high quality, professional drivers by improving their work environment.

The Company has over 1,000 two-way mobile satellite communication systems in the tractors that operate primarily in the Van Division. Builders believes that this satellite communication capability has resulted in higher productivity, lower communication and driver management costs, and improved driver retention.

COMPETITION

Competition is based largely on the price and quality of service offered. Builders competes predominately with private carriage and other truckload carriers. The Company competes to a lesser degree with railroads, intermodal carriers, air freight carriers, freight forwarding companies and less-than-truckload motor common carriers.

Builders concentrates on providing high quality, specialized transportation in the most efficient manner possible to service-sensitive customers in various regions from Texas through the South, Southeast and Midwest. Builders believes its extensive terminal network gives it an advantage over much of its competition in responding to the increasing regional carrier requirements of many shippers. Builders is often the primary carrier at the shipping locations that it serves.

Effective January 1, 1995, Section 601(c) of the Federal Aviation Administration Authorization Act prohibited states from requiring intrastate operating authority or from regulating rates or services of motor freight carriers other than household goods movements. The effects of intrastate deregulation will vary from state-to-state, and the Company cannot predict what long-term impact this deregulation will have on specific customers, lanes or regional operations. However, Builders observed no discernible impact on its 1995 results of operations from this particular deregulation. In this connection, Builders has never been materially dependent on intrastate rate or pricing protection.

Effective December 31, 1995, the Interstate Commerce Commission (the "ICC") was eliminated by the ICC Termination Act (the "Termination Act") and certain of its authority was transferred to the United States Department of Transportation (the "DOT"). Although it is too early to determine the potential long-term competitive impact of the Termination Act, the Company believes the initial impact will be minimal. (See "Regulation.")

EMPLOYEES

At December 31, 1995, Builders employed over 3,700 people of whom approximately 2,900 were drivers or mechanics. None of the Company's employees is a member of any collective bargaining unit, and Builders' management believes employee relations are excellent.

Drivers. Builders has established several programs to increase driver loyalty and to give drivers a stake in the Company. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver's length of employment with Builders. The Company maintains a KSOP benefit plan for drivers and most other employees. Under this plan, Builders may match some portion of the employees' contribution in the form of Builders' common stock. (See Note 6 to Consolidated Financial Statements.)

Safety and Training. Builders conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed jointly by the Company's Safety and Drivers' Services Departments. The Company's goal is to earn the reputation of being the safest truckload carrier in the industry.

All drivers meet or exceed all DOT qualifications. All driver qualification files are updated at least annually in an effort to ensure that compliance with DOT regulations is maintained. Since 1994, Builders has operated two driver schools to provide training for inexperienced, newly hired drivers and to help them acquire the federally mandated Commercial Drivers License. Almost all of the drivers hired by the Company who do not have prior over-the-road experience are graduates of one of these two schools. The Company believes that its own driver schools will consistently produce better trained and more safety conscious drivers.

In addition, Builders has a comprehensive training program for all drivers newly hired by Builders including those with previous driving experience. Each driver applicant must pass a driving skills road test as part of the employment application and screening process. Once accepted for employment, each driver attends the Company's New Driver Orientation. New Driver Orientation is a three-day training program that is conducted at one of Builders' five regional training terminals. Among the topics included in Builders' training program, are: defensive driving; pre-trip inspection; regulatory compliance; hazardous materials handling; load fastening and protection; equipment maintenance; equipment operations; company policies; and emergency reporting procedures. This training is conducted by full-time training specialists. Drivers, regardless of past driving experience, must successfully complete this training prior to being released to a Driver Trainer. New drivers may be assigned to a qualified Driver Trainer for a period of one to five weeks, depending on their past driving experience and their skills mastery. The Driver Trainers complete evaluations of the new drivers, ensuring competence in basic driving and customer service skills.

Ongoing training is conducted through drivers' safety meetings at each terminal. The Company's Safety Department provides training topics and content. The focus of these safety efforts is the prevention of accidents and injuries. Additionally, Builders utilizes the services of an outside firm to conduct road observations to identify any drivers who may need counseling or retraining. The Company marks its trailers with a toll-free number to facilitate the motoring public's reporting of driving behaviors. Compliments and complaints are investigated and directed to the appropriate terminal manager for follow-up. As part of the Company's corrective action process, remedial training is available to all drivers upon request. Builders also requires remedial training for drivers with excessive log errors or who are involved in preventable accidents.

OWNER-OPERATORS

During 1995, the Company continued to expand its fleet with equipment purchased by independent contractors ("owner-operators"). This provides marketing, operating, safety, recruiting, driver retention and financial advantages to the Company. In addition, the Company believes that the owner-operators with whom it contracts are generally more mature and experienced than the general driver population and that they have a vested interest in protecting their own equipment that impels them to operate in a cautious manner. Owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. At December 31, 1995, the Company had contracts with 204 owner-operators.

REGULATION

Builders' operations in interstate commerce were regulated by the ICC through 1995. Effective December 31, 1995, the ICC was eliminated by the Termination Act and certain of the ICC's authority was transferred to the DOT. Under the Termination Act, the DOT will assume responsibility for motor carrier licensing, financial reporting, motor carrier self-insurance and certain other matters formerly under the ICC's jurisdiction. In this connection, the Termination Act created the Surface Transportation Board, an independent body within the DOT, to assume certain duties previously performed by the ICC. The remaining motor carrier oversight will be conducted by other departments in the DOT. Although it is too early to determine the potential long-term competitive impact of the Termination Act, the Company believes the initial impact will be minimal. The Termination Act also mandates that the DOT review certain issues over the next several years, including driver fatigue, registration of carrier insurance and cargo liability. The Company cannot assess at this time what effect, if any, these reviews may have on its operations.

The federal government and state agencies continue to regulate such matters as weight and dimensions of equipment. Safety requirements for motor carrier operations continue to be prescribed by the DOT. Additionally, Builders is subject to regulation by certain governmental agencies in Ontario and Quebec, due to the Company's operations in those Provinces.

Builders' operations are subject to regulation by the Environmental Protection Agency and by various state environmental regulatory agencies with respect to matters involving water quality and effluent limitation, underground storage tanks and the handling, storage and disposal of solid waste and hazardous materials. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters.")

RISK MANAGEMENT AND INSURANCE

Builders' Risk Management program provides a multi-faceted approach to the protection of the Company's assets and interests through a combination of insurance, self-insurance, and excess and umbrella coverages. The Company believes that the coverages described below are adequate and appropriate.

The Company self-insures its automobile liability exposure with a retention of $1,000,000 combined single limits per occurrence. The funding obligation within the retention is secured by a letter of credit in the amount of $1,000,000. An umbrella liability policy increases both automobile and general liability coverage to $35,000,000. This level of umbrella coverage represents a $20,000,000 increase over what had been in place until mid-1995. Based on recent experience and the increasingly litigious nature of American society in general, Builders determined that such an increase was prudent.

Workers' compensation and employer's liability exposure is covered by a combination of self-insurance programs, self-insured excess insurance contracts and insurance contracts. A self-insured retention of $500,000 per claim applies to the self-insured states of Alabama, Arkansas, Georgia, Indiana, Kansas, Mississippi, North Carolina, Oklahoma, South Carolina and Tennessee with underwriters assuming excess liability up to statutory limits for workers' compensation and $1,000,000 per occurrence for employer's liability. Workers' compensation and employer's liability exposure is covered by insurance policies in Florida, Kentucky, Virginia, Illinois, Louisiana, Massachusetts, Michigan, New Jersey, New York and Pennsylvania. Coverage is provided to statutory limits with a deductible/retention of $250,000 per claim. Employer's liability coverage is $1,000,000 per claim. The Company's funding obligation within the deductible retention is secured by letters of credit in favor of the underwriter. The Company participates in state funds providing workers' compensation coverage in Ohio and West Virginia. In Texas, occupational accident full medical and indemnity benefits are provided under a self-insured ERISA plan. The previously noted umbrella policy provides liability coverage of $35,000,000 in excess of the underlying coverages for workers' compensation and employer's liability.

Executive liability, fiduciary liability and commercial crime coverage is provided by a policy with limits of $5,000,000 annual aggregate for executive liability with a deductible of $500,000; $2,500,000 each loss and annual aggregate for fiduciary liability with a deductible of $50,000; and $2,500,000 for designated commercial crime acts with a deductible of $25,000.

The Company has cargo insurance coverage with limits of $500,000 per loss with deductibles of $500,000, $500,000 and $25,000 per occurrence, respectively, for the flatbed, dedicated fleet and van divisions.

DEVELOPMENTS IN THE COMPANY'S BUSINESS

Operations: The Company began to experience weakened freight demand during the second quarter of 1995. The trend continued throughout the remainder of 1995 and severely impacted the Company's revenue growth and results of operations. The slower than expected growth in freight made it difficult for the Company to generate the volume it required to achieve the variable cost reductions that had been anticipated with newer equipment. Likewise, it was more difficult during the second half of 1995 to generate the utilization levels needed to cover the additional fixed costs incurred in acquiring the new tractors. Pricing deteriorated in certain markets, as many marginal carriers discounted their rates in particular areas or on certain commodities.

The excess capacity existed throughout the truckload sector during 1995. Market forces should eventually correct the over-capacity situation. However, rather than depending on a gradual improvement in the overall freight market, the Company has aggressively taken actions to address the current market trend. These actions include, among other things, a substantial upgrade of the Company's sales force in an effort to secure new business; reduction of the Company's non-driver work force as a result of streamlining systems and procedures; and a very conservative capital expenditure plan for 1996. Except for the impact of severe weather experienced early in 1996, the Company's current volume has improved substantially as a result of a more aggressive marketing program.

The Company has elected to exit the tire loading and warehousing business. In February 1996 a significant part of this operation was sold. The loss on the sale and exiting of this operation has been recorded as a special operating charge in 1995. The tire loading and warehousing operation represented less than 2% of the total revenue of the Company. This operation was reasonably profitable in 1994, but became unprofitable in 1995. This operation projected to be unprofitable again in 1996 and did not fit into the long-term plans of the Company. Therefore, the Company elected to exit and sell these operations.

Acquisition of Equipment. In 1995, Builders acquired 863 new over-the-road tractors and 704 new 53-foot van and flatbed trailers. Capital expenditures during 1995 aggregated approximately $76.5 million relating primarily to the acquisition of revenue equipment. These expenditures were financed through internally generated funds and long-term financing.

During 1995, the Company completed a sale and leaseback transaction involving its corporate headquarters facility. This transaction generated $3.5 million and the proceeds were used to repay existing debt.

In December 1995, the Company increased the term loan borrowings under its credit agreement to $4 million. The term loan will be payable in quarterly installments of $500,000. The Company and its lenders also amended other aspects of the Company's credit agreement to reflect 1995 changes and 1996 projections.

During 1995, the Company prefunded subordinated debenture sinking fund payments totaling $1,456,000 and repurchased common stock it viewed as undervalued totaling $460,548.

ITEM 2.   PROPERTIES.

At March 18, 1996, Builders operated 48 terminals, at the following locations:

     Birmingham, Alabama -- Flatbed
     Cuba, Alabama (Meridian, Mississippi area) -- Van and Flatbed

     Decatur, Alabama* -- Dedicated Fleet
     Hartselle, Alabama -- Dedicated Fleet
     Mobile, Alabama -- Flatbed
     Vernon, Alabama* -- Van
     Hamburg, Arkansas -- Van and Flatbed
     West Memphis, Arkansas -- Flatbed and Dedicated Fleet
     Tampa, Florida* -- Flatbed
     Lakeland, Florida* -- Dedicated Fleet
     Forest Park, Georgia -- Dedicated Fleet
     Ft. Valley, Georgia* -- Dedicated Fleet
     McDonough, Georgia (Atlanta area) -- Flatbed and Van
     Newnan, Georgia -- Dedicated Fleet
     Savannah, Georgia -- Flatbed
     Union Point, Georgia* -- Dedicated Fleet
     Akron, Indiana -- Dedicated Fleet
     Portage, Indiana* -- Flatbed
     Medicine Lodge, Kansas -- Flatbed
     Pineville, Louisiana -- Dedicated Fleet
     Nicholson, Mississippi (New Orleans, Louisiana area) -- Flatbed Kalamazoo, Michigan* -- Dedicated Fleet
     Halifax, North Carolina -- Flatbed
     Lexington, North Carolina -- Van and Dedicated Fleet
     Lumberton, North Carolina -- Flatbed
     Monroe, North Carolina* -- Dedicated Fleet
     North Wilkesboro, North Carolina -- Dedicated Fleet
     Cincinnati, Ohio -- Dedicated Fleet
     Munroe Falls, Ohio* -- Dedicated Fleet
     Newark, Ohio -- Van
     Sidney, Ohio* -- Dedicated Fleet
     Youngstown, Ohio -- Flatbed
     Tulsa, Oklahoma -- Flatbed and Dedicated Fleet
     Carlisle, Pennsylvania -- Dedicated Fleet
     Hartsville, South Carolina -- Dedicated Fleet
     Laurens, South Carolina -- Van
     Lugoff, South Carolina (Camden area) -- Van, Flatbed and Dedicated Fleet North Augusta, South Carolina -- Dedicated Fleet, Flatbed and Van Spartanburg, South Carolina -- Flatbed and Van
     Alcoa, Tennessee* -- Flatbed
     Carthage, Tennessee -- Dedicated Fleet
     Nashville, Tennessee -- Flatbed
     Newport, Tennessee* -- Dedicated Fleet
     White Pine, Tennessee -- Van
     Dallas, Texas -- Van and Flatbed
     Rotan, Texas -- Flatbed
     Kinsale, Virginia -- Flatbed
     Parkersburg, West Virginia -- Dedicated Fleet

---------------

* These 13 terminals, while being the base for over-the-road tractors and the domicile for drivers, do not include the facilities for both routine and heavy maintenance that is otherwise characteristic of Builders' full-service terminal network.

Of the 48 terminals, 24 are owned outright (subject to encumbrances securing the Company's credit facility), and 24 are operated under lease agreements.

The Company's general offices and division headquarters for Flatbed, Van and Dedicated Fleet, comprising 32,000 square feet, are located in Camden, South Carolina. Builders also operates a corporate maintenance support facility in a 55,000-square foot building in Lugoff, South Carolina, near the Company's general offices. This facility includes shops where new tractors are prepared for service, and tractor and trailer body work and painting are done. Builders' general offices and division headquarters were sold during 1995 in a sale and leaseback transaction. (See Note 9 to Consolidated Financial Statements.) This lease is for a five-year term with four successive optional renewal terms of five years each. The corporate maintenance facility is owned outright by the Company.

Builders believes that its general offices and division headquarters, its corporate maintenance support facility and terminal network are suitable for their intended purposes. Each of these properties is adequate for the Company's current needs. From time to time Builders opens new terminals and closes old terminals depending upon its customers' requirements. Each terminal is the base for specified over-the-road tractors and is the domicile of the drivers who operate those tractors. The Company believes this network of facilities enhances its ability to provide highly responsive, specialized services at its customers' major shipping locations in an efficient manner.

In addition, Builders operates miscellaneous staging lots near major shipping points. The Company also owns certain small real estate parcels; 55 acres of unimproved property on Hutchinson Island and a 22-acre and a seven-acre tract of unimproved property, all near Savannah, Georgia; and commercial property which was formerly used for terminals in Grand Prairie, Texas, Midlothian, Texas (both near Dallas), and Amarillo, Texas. The Amarillo and Grand Prairie properties are under lease.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes that adverse results in one or more of these cases would not have a material adverse effect on its results of operations or financial position. The Company maintains excess insurance above its self-insured levels which covers extraordinary liabilities resulting from such claims to a level that management considers adequate. The Company increased its excess coverage during 1995 from $15,000,000 to $35,000,000. (See "Business -- Risk Management and Insurance" and Note 4 to the Consolidated Financial Statements.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the 1996 Annual Meeting of Stockholders.

The table set forth below includes, as of March 18, 1996, the names and ages of all executive officers of the Company and all positions and offices with the Company held by such persons. Each such person has been elected to serve until the next annual meeting of the Company's Board of Directors and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Each of the officers listed below, except Robert Y. Fox has, throughout the past five years, served in one or more executive capacities with the Company and/or its affiliates. There are no family relationships among executive officers or other significant employees.

Mr. Fox is a certified public accountant and was appointed to the additional position of Executive Vice President, Administration in January 1996. He has been Chief Financial Officer of the Company since February 1995 and was Vice President, Accounting and Finance from March 1993 through January 1995. From April 1991, until he joined the Company, he was Vice President of Finance and Controller for Burlington Motor Carriers, Inc. From 1984 until he joined Burlington, Mr. Fox was with Deloitte & Touche's Dallas office where he last served as Audit Manager.

                     Name                       Age                Current Position
----------------------------------------------  ---   -------------------------------------------
David C. Walentas.............................  57    Chairman of the Board
Stanford M. Dinstein..........................  48    Vice Chairman and Chief Executive Officer
John R. Morris................................  52    President and Chief Operating Officer
Robert Y. Fox.................................  34    Executive Vice President, Administration
                                                        and Chief Financial Officer
T. M. Guthrie.................................  48    Vice President, Administration and
                                                        Treasurer
Philip M. Adams...............................  46    Vice President, Van Division
P. Michael Davis..............................  55    Vice President, Dedicated Fleet Division
J. Barry Moody................................  47    Vice President, Flatbed Division

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Builders Transport, Incorporated's Common Stock trades on The Nasdaq Stock Market under the ticker symbol "TRUK". As of March 18, 1996, there were approximately 2,000 holders of the Company's Common Stock (including individual participants in security position listings). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1994:

                                    1994                                   High     Low
    --------------------------------------------------------------------  ------   ------
    First Quarter.......................................................  18.75    14.375
    Second Quarter......................................................  16.00    12.50
    Third Quarter.......................................................  15.25    11.625
    Fourth Quarter......................................................  12.125   10.50

                                   1995                                  HIGH     LOW
    ------------------------------------------------------------------  ------   ------
    First Quarter.....................................................  12.625   10.50
    Second Quarter....................................................  12.00    10.875
    Third Quarter.....................................................  13.50    11.00
    Fourth Quarter....................................................  12.25     7.375

On March 18, 1996, the last sale price for the Common Stock was $10.00 per share.

The Company has never paid a cash dividend on its Common Stock. The Company has agreed, in some of the financing agreements to which it is a party, to certain restrictions on the payment of dividends. (See Note 3 to Consolidated Financial Statements.) The Company reviews its dividend policy from time to time. Future dividends, if any, will be determined by the Company's Board of Directors in light of circumstances existing from time to time, including the Company's growth, profitability, financial condition, results of operations, continued existence of the restrictions described above and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                      Year Ended December 31,
                                        ----------------------------------------------------
                                          1995       1994     1993(1)      1992       1991
--------------------------------------------------------------------------------------------
                                              (In thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Operating revenues....................  $289,527   $286,243   $250,009   $221,908   $212,365
Provision for special charge(4).......     1,420         --         --         --         --
Operating income......................    15,149     19,710     17,131     12,206      7,694
Interest expense and other expenses...    15,145     12,593     11,499     11,183     13,000
                                        --------   --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting changes........         4      7,117      5,632      1,023     (5,306)
Provision (benefit) for income
  taxes...............................      (215)     2,602      2,590        797     (1,229)
                                        --------   --------   --------   --------   --------
Income (loss) before extraordinary
  item and cumulative effect of
  accounting changes..................       219      4,515      3,042        226     (4,077)
Extraordinary item, net of income
  tax(2)..............................        --         --         --         --        538
Cumulative effect of accounting
  changes, net of taxes(5)............    (7,291)        --         --         --         --
                                        --------   --------   --------   --------   --------
Net income (loss).....................  $ (7,072)  $  4,515   $  3,042   $    226   $ (3,539)
                                        ========   ========== ========   ========   ========
Earnings (loss) per common share:
Income (loss) before extraordinary
  item & cumulative effect of
  accounting change...................  $    .04   $    .81   $    .57   $    .04   $   (.81)
Extraordinary item(2).................        --         --         --         --        .10
Cumulative effect of accounting
  change..............................     (1.38)        --         --         --         --
                                        --------   --------   --------   --------   --------
Net income (loss)(3)..................  $  (1.34)  $    .81   $    .57   $    .04   $   (.71)
                                        ========   ========== ========   ========   ========
BALANCE SHEET DATA
Total assets..........................  $272,061   $244,067   $207,665   $167,874   $164,748
Long-term debt including current
  maturities..........................   201,128    163,199    130,869    106,544    106,809
Total stockholders' equity............    38,289     45,578     43,087     36,802     35,839

---------------

(1) Includes operations of VMC truckload division since August 27, 1993.
(2) Gain relating to early retirement of debt.
(3) The computation of fully diluted earnings (loss) per common share is antidilutive for all periods presented.
(4) Special charge relates to the sale and exiting of the tire loading and warehousing operations in February 1996.
(5) Cumulative effect adjustment relates to the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the periods indicated.

                                                              Percentage of Operating Revenue
                                                                   Year Ended December 31
                                                               1995         1994         1993
----------------------------------------------------------------------------------------------
Operating revenue...........................................  100.0%        100.0%       100.0%
                                                              ------        -----        -----
Operating expenses:
Wages, salaries and employee benefits.......................    41.2         41.5         40.4
Operations and maintenance..................................    20.5         22.4         24.6
Operating taxes and licenses................................     9.5          9.8          9.8
Insurance and claims........................................     6.2          4.8          5.6
Communications and utilities................................     1.6          1.7          1.7
Depreciation and equipment rents............................     8.5          9.2          8.9
(Gain) on disposition of carrier property and equipment.....     (.2)         (.2)         (.1)
Rents and purchased transportation..........................     6.6          3.6          1.8
Miscellaneous operating expenses............................      .4           .3           .4
Special charges.............................................      .5
                                                              ------        -----        -----
Total operating expenses....................................    94.8         93.1         93.1
                                                              ------        -----        -----
Operating income............................................     5.2          6.9          6.9
Interest and other expenses.................................     5.2          4.4          4.6
Provision (benefit) for income taxes........................     (.1)          .9          1.1
Net income before cumulative effect of accounting change....    (2.5)
                                                              ------        -----        -----
Net income (loss)...........................................    (2.4)%       1.6%         1.2%
                                                              ======        =====        =====

The following table sets forth certain industry data regarding the operations of the Company.

                                                                  Year Ended December 31
                                                               1995         1994        1993
----------------------------------------------------------------------------------------------
Truckloads per week........................................     9,879        9,251       8,483
Average miles per trip.....................................       495          519         515
Total tractor miles (in thousands).........................   254,000      250,000     227,000
Total tractors operated (at year end):
Company-owned..............................................     2,606        2,474       2,605
Owner-operators............................................       204          150          34
Total tractors.............................................     2,810        2,624       2,639
Total trailers operated (at year end)......................     6,283        6,214       5,649

RESULTS OF OPERATIONS

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Operating revenues for the year ended December 31, 1995 were $289.5 million as compared to $286.2 million in 1994. The Company's revenue growth was negatively impacted by the weakened freight demand that was experienced industry-wide during 1995. The Company's Van and Flatbed divisions were more significantly affected by the weakened demand than was the Dedicated Fleet division. Rather than depending on gradual improvement in the overall market, the Company more aggressively added new business during late 1995 and early 1996. Except for the impact of severe weather experienced early in 1996, the Company's current volume has improved substantially as a result of this marketing program. It is expected that volume should increase further during 1996 as the Company began service in March 1996 on new dedicated contracts that have annual revenues of approximately $10 million.

During 1995, the Company recorded operating income of $15.1 million and a net loss of $7.1 million ($1.34 loss per share). In 1994, the Company recorded operating income of $19.7 million and net income of $4.5 million ($.81 per share).

Results for 1995 were affected by the adoption of Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which resulted in an $7.3 million after-tax charge ($1.38 per share). During 1994, the Company initiated a plan to dispose of certain older revenue equipment and to significantly reduce the average age of its fleet. Throughout 1995 the Company had been actively disposing of its older equipment. The modernization plan is expected to be completed during 1996. The adoption of SFAS No. 121 as of January 1, 1995, requires the Company to recognize a cumulative effect adjustment to the extent the carrying value of the affected assets exceeds the estimated fair value less costs to sell.

Results for 1995 also include pre-tax special charges of $1.4 million ($840,000 after-tax, or $.17 per share) associated with the sale and closing of its tire loading and warehousing operations in February 1996. These operations generated less than 2% of the Company's 1995 total revenues. However, the operating loss from these operations was approximately $600,000 in 1995. The withdrawal from these unprofitable activities should have a positive impact on results of operations in 1996. (See Note 10 to Consolidated Financial Statements.)

Excluding the cumulative effect of the accounting changes and the special charges and operations relating to the tire loading and warehousing operation, the net income for 1995 was $1.5 million ($.29 per share) and operating income was $17.2 million.

The operating ratio (operating expenses as a percentage of operating revenues) was 94.8% for 1995 as compared to 93.1% for 1994. If the special charges and operations associated with the tire loading and warehousing business were excluded, the operating ratio for 1995 would have been 93.9%. The increased operating ratio resulted from unfavorable claims settlement experience and weakened freight demand.

Wages, salaries and employee benefits as a percentage of revenues decreased slightly, due to a reduction in non-driver employees and an increase in the use of owner-operators that was partly offset by increased driver training-related salary costs. The reduction in non-driver staffing occurred in mid-1995 and was made in response to the weakened freight demand experienced industry-wide.

Operations and maintenance related expenses as a percentage of revenues decreased 8%, primarily as a result of maintenance cost reductions attributable to the replacement of approximately 1,000 five-to-eight-year-old tractors with new tractors. These costs were further reduced by the increased use of owner-operators, who pay their own fuel and maintenance expenses.

Insurance and claims expense as a percentage of revenues rose 30%, as a result of a claim settlement at an unanticipated level that cost the Company $2.5 million and as a result of general upward revisions in other open claims. The large claim settlement was unique in the Company's experience in terms of both its size and its impact on results of operations. The

Company has increased its liability insurance limit to $35 million primarily in response to this loss. Management expects that insurance claim expenses will stabilize near a more traditional level in the future, as this unprecedented claim was fully settled during 1995.

Depreciation and equipment rents as a percentage of revenue decreased principally as a result of increased use of owner-operators, certain groups of assets becoming fully depreciated during the year, the disposal of under-utilized assets and the adoption of SFAS 121.

Rents and purchased transportation increased to 6.6% of revenue from 3.6% in 1994, reflecting the continued increase in the number of owner-operators used. The increase in owner-operators caused a redistribution of certain costs from expense categories related to company-owned equipment (fuel, driver wages, depreciation, etc.) to the rents and purchased transportation expense account.

Interest and other expenses rose 20% to $15.1 million, principally due to the additional interest charges associated with the debt incurred as a result of the Company's equipment replacement program. The Company expects that interest expense will increase slightly during 1996 as a full year's interest charges will be incurred on the debt added in 1995.

RESULTS OF OPERATIONS

  Year ended December 31, 1994 Compared to Year ended December 31, 1993.

Net income was $4.5 million in 1994, compared to $3 million in 1993.

Operating revenues for the year ended December 31, 1994, increased 14.5% over 1993 to $286.2 million. The Company achieved this revenue growth through a combination of higher equipment productivity, improved freight rates, increased use of owner-operators, the effects of a full year of operations of the truckload division of Vernon Milling Company, Inc. ("VMC") which was acquired in August 1993, and the acquisition of Applied Logistics Systems, Inc. ("ALS") on January 1, 1994.

Federal tax law changes effective in 1994 have made 1994's operating results, financial statistics and earnings somewhat difficult to compare to previous years' financial results. More specifically, the Company ceased reimbursing its drivers for non-deductible expenses (meals and over-the-road living expenses) and increased driver's pay by an equal amount. While the amount actually paid to drivers remained the same, other costs such as payroll taxes and payroll-based workers' compensation insurance costs rose dramatically due to the increase in per driver taxable payroll amounts being allocated to drivers. The higher operating expenses were substantially offset by a much lower effective tax rate resulting from the tax law change. Since all driver-related compensation was fully deductible in 1994 (due to the cessation of reimbursing non-deductible driver expenses), the Company's effective tax rate approximated the statutory federal income tax rate of 34% plus applicable state income taxes. Previously, the Company's effective tax rate was 46% in 1993 and 78% in 1992 because of the payment of non-deductible expenses to the drivers during those years.

The operating ratio (operating expenses as a percentage of operating revenues) was 93.1% for both 1994 and 1993. Tax law changes effective in 1994 and the inclusion of the lower margins from the ALS operations increased certain operating costs and reduced operating margins. Overall, the Company had to reduce other operating costs by 1% or approximately $3,000,000 to maintain a 93.1% operating ratio in 1994. Productivity gains, continued cost-cutting and the improvements attributable to re-engineering many operational and administrative functions combined to lower costs in most areas. Salaries, wages and employee benefits expenses increased primarily as a result of the previously discussed 1994 tax law changes that caused the Company's payroll taxes and other payroll-related costs to increase significantly. Other less significant factors that caused wages and benefits to increase, included the following: a driver productivity bonus program initiated in June 1994, ALS wages which represent approximately 80% of ALS's total expenses, and increased driver training-related wages.

Operations and maintenance as a percentage of revenue decreased significantly due to lower fuel and maintenance costs. Fuel expense decreased as a result of several factors including, among others, improved fuel efficiency as a result of a newer and more modern tractor fleet, generally lower average fuel prices, and improved fuel purchasing procedures and discounts as a result of reorganizing the Company's fuel purchasing program during 1994. Maintenance costs decreased due to a newer tractor fleet and a more cost-effective maintenance program as a result of reorganizing the Company's maintenance department and systems.

Depreciation and equipment rents increased as a result of the Company acquiring 690 new tractors and disposing of 685 older tractors. The new tractors acquired are premium units with depreciation rates significantly greater than the six to eight year-old units they replaced.

Rents and purchased transportation increased significantly as compared to 1993 due to an increase in the number of owner-operators from 34 in December 1993 to 150 in December 1994. The increase in owner-operators also caused a redistribution of certain costs from expense categories related to company-owned equipment (fuel, driver wages, depreciation, etc.) to the rents and purchased transportation expense account.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations, the Company's primary source of liquidity, increased to $29.9 million in 1995 from $29.4 million during 1994. The Company's cash flows and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses. Cash flow from operations generally increases consistently beginning in the second quarter through year end. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations. Outstanding borrowings under the revolver decreased to $3.5 million at December 31, 1995, as compared to $7.6 million at December 31, 1994. Borrowing availability at December 31, 1995, was $11.5 million.

In addition to the $15 million revolving credit facility, the other items available in the $29 million credit agreement were a $4 million term loan and an irrevocable letter of credit facility of up to $10 million.

Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement, or $15 million, whichever is less. The interest rate on borrowings under the credit agreement is prime plus 1%. Fees on outstanding letters of credit are 2 1/4% per annum, and fees on the unused portion of the revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements. The credit agreement includes certain financial covenants and restrictions on payments of dividends, capital expenditures, indebtedness and the sale of certain assets, all of which the Company anticipates that it should be able to comply with in the foreseeable future. The term portion of the credit agreement is payable in quarterly installments of $500,000. The entire credit agreement is scheduled to expire at December 31, 1997.

Historically, Builders has replaced its then existing credit agreements well in advance of their scheduled maturities in response to changing needs and credit environments. Based on past experience, the Company's recent performance and its relationships with its current lead lender and the lender community, in general, Builders anticipates that it should be able to negotiate an extension to, or replacement of, the current credit agreement well in advance of scheduled maturities, if necessary. Management believes that cash flows generated from operations will be adequate to meet cash requirements for 1996. On a longer term basis, the Company believes it has commitments from various equipment financing sources sufficient to finance its capital expenditure needs for the foreseeable future.

In October 1995, the Company completed a sale and leaseback transaction involving its corporate headquarters facility. The Company sold the headquarters building for $3.5 million and agreed to lease the facility for a period of five years at approximately $450,000 per annum, and the Company has four successive optional lease terms of five years each. The Company has the option to purchase the headquarters site, at fair market value at the end of each lease term. Proceeds from the sale were used to reduce the Company's borrowings under its revolving credit facility. The $3.5 million sale, net of closing costs, resulted in a deferred gain of approximately $400,000 which will be recognized over the lease term. The Company has posted a Letter of Credit of $1.6 million to secure future lease payments.

Capital expenditures during 1995 were $76.5 million including capitalized leases of $69.7 million. These capital expenditures and capital leases were primarily for new, more efficient revenue equipment that replaced older equipment that was sold. Proceeds from the sale of property and equipment amounted to $11.4 million.

The Company's capital lease obligations increased from $101 million in 1994 to $145 million during 1995, as a result of the continued aggressive equipment replacement initiative.

The Company has adopted a very conservative capital expenditure budget for 1996, due to the newer fleet and the weakened freight market. While the Company has not made any 1996 capital purchase commitments, it maintains a substantial amount of available credit from several equipment financing sources. Should the Company elect to acquire equipment in 1996, it has the financing availability to complete an equipment purchase.

As a result of the reduced capital expenditure budget for 1996, the Company currently plans to repay a significant amount of equipment debt during 1996. The Company will remain highly leveraged for the foreseeable future, however, without a significant equity infusion. The majority of the Company's debt relates to equipment financing and is closely matched with the expected useful lives of the equipment collateralizing the debt.

At December 31, 1995, the Company had available for issuance (and not otherwise reserved) 16.9 million authorized shares of its $.01 per share per value common stock and 1,000,000 authorized shares of its $.01 per share per value preferred stock. This stock could be issued, at any time, in connection with an acquisition, to increase working capital, or for any other business purpose deemed appropriate by the Board of Directors. Currently, there are no specific plans for the use of the available authorized stock.

SEASONALITY

In the trucking industry generally, results of operations reflect a seasonal pattern as customers reduce shipments during and after the winter holiday season and its attendant weather variations. Accordingly, without growth in business, the first and fourth quarters of a year would account for less revenue and net income than the second and third quarters. Builders' quarterly results have traditionally reflected this seasonality. Moreover, the extent of these seasonal variations can change significantly from one year to the next depending, particularly, on the severity of winter weather and its impact on travel conditions and the economy.

IMPACT OF INFLATION

Inflation has in the past been, and may in the future be, a significant factor in the economy. While the Company does not believe that inflation had a significant impact on its results of operations in 1995, Builders continues to monitor closely the impact of inflation, if any, and to optimize its impact on prevailing price trends. The Company hopes to obtain additional rate increases during 1996. The substantial downward pressure on rate structures that has existed in the truckload segment of the industry over the past several years continues, however, and may make it more difficult to obtain rate increases.

Equipment. The service lives of the Company's revenue equipment are relatively short (five to ten years), and a regular cycle of equipment replacement ensures that depreciation, as reported in the financial statements, reasonably approximates current costs. This tends to neutralize, over time, the impact of inflation in the cost of new equipment on results of operations.

Fuel. Over the past three years, fuel prices have been relatively stable. The cost and availability of fuel is significant to Builders' results of operations. Historically, the Company has never experienced a situation in which fuel shortages were so severe that adequate supplies could not be obtained, nor is the Company aware of this having ever been the case for other companies in the truckload segment of the industry. Fuel shortages do impact prices, however, and from time to time in the past, fuel costs have been volatile. It is likely that fuel costs will be volatile again at times in the future. When fuel prices have spiked in the past, the Company and others in the industry have been able to ameliorate, to some extent, the negative effect on results of operations by imposing fuel surcharges. Builders believes that it should be able to do this again should the need arise. Shippers' acceptance of fuel surcharges typically lags behind the increase in fuel prices. Thus, the level of such surcharges is sometimes not sufficient to offset totally the negative impact of the increased costs until fuel prices recede toward their historic norms.

The Company tries to minimize fuel costs by purchasing in bulk as opposed to making spot purchases on the road. Builders' bulk-purchase program is facilitated by its 564,000 gallon active storage capacity at 17 of its terminals. Most spot purchases on the road are made at an average wholesale rack price plus a small pumping fee for the vendor. The Company believes that this pricing arrangement helps to prevent the vendor from realizing excessive retail profit margins in certain less competitive areas. The Company has hedged its fuel costs on a limited basis in the past, and is currently considering hedging part of its 1996 fuel requirements.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency and various state environmental regulatory agencies regulate the Company's operations with respect to matters involving water quality and effluent limitation, underground storage tanks and the handling, storage and disposal of solid waste and hazardous materials.

Capital expenditures include amounts spent for various environmental matters. In addition, the Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable (based on case by case consultation with environmental specialists). Receivables relating to claims for recovery are recorded only when realization is probable. Recorded recoveries were not material at December 31, 1995.

Capital expenditures for all environmental control efforts were not material in 1995, and they are not expected to be material in 1996.

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

Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performances should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Recent Developments and Trends. During the second half of 1995, the Company experienced weakened freight demand and is uncertain as to whether this signals the beginning of a trend that may continue through future periods. It appears that some of the Company's competitors have over-expanded their fleets and are discounting their rates in order to maintain the volume needed to support their excess equipment capacity. To the extent, if any, that the weaker freight level and equipment over-capacity situation continues, its impact on the Company's results of operations would be negative. In response to the weakened freight levels, the Company has reduced non-driver payroll by approximately 5%, adopted a very conservative future capital expenditure budget, increased marketing efforts, and is considering other actions. Except for the impact of severe weather, the Company's volume in early 1996 has improved, primarily as a result of this marketing program. While the Company is more optimistic about future business levels, it cannot predict whether this positive trend will continue.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

                      Consolidated Financial Statements

                      BUILDERS TRANSPORT, INCORPORATED
                              AND SUBSIDIARIES

                  Three years ended December 31, 1995, with
                       Report of Independent Auditors

               Builders Transport, Incorporated and Subsidiaries

                       Consolidated Financial Statements


                      Three years ended December 31, 1995





                                    CONTENTS


Report of Independent Auditors........................................... 1

Audited Consolidated Financial Statements

Consolidated Statements of Operations ................................... 2
Consolidated Balance Sheets.............................................. 3
Consolidated Statements of Stockholders' Equity ......................... 4
Consolidated Statements of Cash Flows.................................... 5
Notes to Consolidated Financial Statements............................... 6

                        Report of Independent Auditors


Stockholders and Board of Directors
Builders Transport, Incorporated


We have audited the accompanying consolidated balance sheets of Builders Transport, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Builders Transport, Incorporated and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 of Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.



Winston-Salem, North Carolina
February 23, 1996

               Builders Transport, Incorporated and Subsidiaries

                     Consolidated Statements of Operations

                    (in thousands, except per share amounts)


                                                            YEAR ENDED DECEMBER 31
                                                          1995        1994       1993
                                                        --------    --------   --------

   Operating revenues                                   $289,527    $286,243   $250,009

   Operating expenses:
     Wages, salaries and employee benefits               119,236     118,729    101,048
     Operations and maintenance                           59,370      64,247     61,486
     Operating taxes and licenses                         27,611      27,903     24,510
     Insurance and claims                                 17,846      13,675     14,084
     Communications and utilities                          4,670       4,721      4,145
     Depreciation and equipment rents                     24,559      26,306     22,283
     Gain on disposition of carrier
        property and equipment                              (643)       (545)      (285)
     Rents and purchased transportation                   19,164      10,548      4,573
     Miscellaneous operating expenses                      1,145         949      1,034
     Special charges                                       1,420           -          -
                                                        --------    --------   --------
                                                         274,378     266,533    232,878
                                                        --------    --------   --------
   Operating income                                       15,149      19,710     17,131

   Interest and other expenses, net                       15,145      12,593     11,499
                                                        --------    --------   --------
   Income before income taxes and cumulative
     effect of accounting change                               4       7,117      5,632
   Income tax benefit (provision)                            215      (2,602)    (2,590)
                                                        --------    --------   --------
   Income before cumulative effect of
     accounting change                                       219       4,515      3,042
   Cumulative effect of accounting change, net
     of income taxes of $4,096                            (7,291)          -          -
                                                        --------    --------   --------
   Net (loss) income                                    $ (7,072)   $  4,515   $  3,042
                                                        ========    ========   ========


   Earnings (loss) per common share:

     Earnings per common share before
       cumulative effect of accounting change           $    .04    $    .81   $    .57

     Cumulative effect of accounting change                (1.38)          -          -
                                                        --------    --------   --------


     Earnings (loss) per common share                   $  (1.34)   $    .81   $    .57
                                                        ========    ========   ========


See accompanying notes to consolidated financial statements.

               Builders Transport, Incorporated and Subsidiaries

                          Consolidated Balance Sheets

                             (dollars in thousands)


                                                                                         DECEMBER 31
                                                                                    1995            1994
                                                                               --------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $      109       $        9
   Accounts receivable:
      Customers, less allowances of
         $511 in 1995 and $354 in 1994                                               22,147           24,831
      Other                                                                           6,668            6,202
                                                                                 ----------       ----------
                                                                                     28,815           31,033
   Prepaid expenses:
      Tires in service                                                               13,897           12,985
      Taxes, licenses and other                                                       3,274            4,516
      Repair parts and operating supplies                                             3,233            3,073
                                                                                 ----------       ----------
                                                                                     20,404           20,574
                                                                                 ----------       ----------
Total current assets                                                                 49,328           51,616

Property and equipment, net                                                         199,262          168,324

Other assets:
   Costs in excess of net assets of businesses acquired                              19,865           20,414
   Miscellaneous, less allowances of
      $168 in 1995 and $258 in 1994                                                   3,606            3,713
                                                                                 ----------       ----------
                                                                                     23,471           24,127
                                                                                 ----------       ----------
                                                                                 $  272,061       $  244,067
                                                                                 ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued expenses                                   $    9,551       $    8,892
   Taxes other than income                                                            1,866            1,943
   Wages, salaries and benefits                                                       3,043            2,924
   Claims payable                                                                     5,285            4,479
   Deferred income taxes                                                              2,378            1,503
   Current portion of long-term debt and capital lease obligations                   36,366           27,217
                                                                                 ----------       ----------
Total current liabilities                                                            58,489           46,958
Long-term debt and capital lease obligations, less current portion                  164,762          135,982
Deferred income taxes                                                                 2,013            6,951
Reserve for claims payable and other                                                  8,508            8,598

Stockholders' equity:
   Preferred stock, par value $.01 per share:  authorized 1,000,000 shares;
      none outstanding                                                                    -                -
   Common stock, par value $.01 per share:  authorized 25,000,000 shares;
      issued 6,218,347 shares in 1995 and 6,206,220 shares in 1994                       62               62
   Capital in excess of par value                                                    33,281           33,178
   Unearned compensation related to employee stock benefit plan
      (KSOP) receivable                                                              (4,477)          (4,617)
   Retained earnings                                                                 24,201           31,273
                                                                                 ----------       ----------
                                                                                     53,067           59,896
   Less treasury stock, 1,168,083 shares in 1995 and
      1,117,133 shares in 1994, at cost                                              14,778           14,318
                                                                                 ----------       ----------
Total stockholders' equity                                                           38,289           45,578
                                                                                 ----------       ----------

Commitements and contingencies                                                   $  272,061       $  244,067
                                                                                 ==========       ==========


See accompanying notes to consolidated financial statements.

               Builders Transport, Incorporated and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                 (in thousands)



                                                            UNEARNED
                                                          COMPENSATION
                                             CAPITAL        RELATED TO
                                COMMON      IN EXCESS         KSOP       RETAINED       TREASURY
                                STOCK         OF PAR       RECEIVABLE    EARNINGS         STOCK             TOTAL
                             ------------   ----------     ----------    --------       ---------          -------
Balance at
   January 1, 1993           $        59     $  29,603     $  (5,346)    $ 23,716        $ (11,230)       $  36,802

Net income                                                                  3,042                             3,042

Issuance of common
   stock for acquisition               1         1,483                                                        1,484

Issuance of common
   stock to 401 (k) plan                           176                                                          176

Exercise of stock options              1           999                                                        1,000

Contribution to KSOP                                             583                                            583
                             -----------     ---------     ---------     --------        ---------        ---------
Balance at
   December 31, 1993                  61        32,261        (4,763)      26,758          (11,230)          43,087
Net income                                                                  4,515                             4,515
Issuance of common
   stock to 401(k) plan                            248                                                          248

Exercise of stock options              1           669                                                          670

Purchase of treasury stock                                                                  (3,088)          (3,088)

Contribution to KSOP                                             146                                            146
                             -----------     ---------     ---------     --------        ---------        ---------
Balance at
   December 31, 1994                  62        33,178        (4,617)      31,273          (14,318)          45,578

Net loss                                                                   (7,072)                           (7,072)
Issuance of common
   stock to 401(k) plan                             25                                                           25

Exercise of stock options                           78                                                           78

Purchase of treasury stock                                                                    (460)            (460)

Contribution to KSOP                                             140                                            140
                             -----------     ---------     ---------     --------        ---------        ---------

Balance at
   December 31, 1995         $        62     $  33,281     $  (4,477)    $ 24,201        $ (14,778)       $  38,289
                             ===========     =========     =========     ========        =========        =========



See accompanying notes to consolidated financial statements.

               Builders Transport, Incorporated and Subsidiaries

                     Consolidated Statements of Cash Flows

                                 (in thousands)



                                                                              YEAR ENDED DECEMBER 31
                                                                        1995           1994         1993
                                                                     ----------     ----------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                    $   (7,072)     $   4,515     $   3,042
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization, net
       of (gain) loss on dispositions                                    24,584        26,946        23,046
     Deferred income taxes                                                   33         1,895         2,440
     Cumulative effect of accounting change                               7,291             -             -
     Special charges                                                      1,420             -             -
     Changes in operating assets and liabilities:
       Accounts receivable                                                2,218        (3,208)       (3,212)
       Trade accounts payable and
         accrued expenses                                                   596        (2,295)        3,130
       Reserve for claims payable                                         1,206           131        (1,296)
       Other                                                               (398)        1,374        (2,564)
                                                                     ----------     ---------     ---------
Net cash provided by operating activities                                29,878        29,358        24,586

INVESTING ACTIVITIES
Purchases of equipment                                                   (6,810)       (6,407)       (3,395)
Proceeds from disposal of equipment                                      11,421         5,997         2,944
Acquistion of business net of cash acquired                                   -          (550)            -
                                                                     ----------     ---------     ---------
Net Cash provided by (used in) investing activities                       4,611          (960)         (451)

FINANCING ACTIVITIES
Proceeds from lines of credit and
  long-term borrowings                                                    4,000         1,606             -
Principal payments on line of credit, long-
  term debt and capital lease obligations                               (38,007)      (27,585)      (25,129)
Proceeds from issuance of common stock                                       78           670         1,000
Purchase of common stock for treasury
  from related party                                                          -        (2,400)            -
Purchase of common stock for treasury                                      (460)         (688)            -
                                                                     ----------     ---------     ---------
Net cash used in financing activities                                   (34,389)      (28,397)      (24,129)
                                                                     ----------     ---------     ---------
Increase in cash and cash
  equivalents                                                               100             1             6
Cash and cash equivalents at beginning of year                                9             8             2
                                                                     ----------     ---------     ---------

Cash and cash equivalents at end of year                             $      109     $       9     $       8
                                                                     ==========     =========     =========





See accompanying notes to consolidated financial statements.

               Builders Transport, Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                      Three years ended December 31, 1995




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Builders Transport, Incorporated (the "Company"), through its wholly-owned subsidiaries, operates as a truckload irregular route, common and contract carrier transporting a wide range of commodities in both interstate and intrastate commerce.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments readily convertible into cash or having a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

Operating revenues and related expenses are recognized on the date the freight is picked up for shipment. This method of revenue recognition is not materially different from methods deemed preferable by the Financial Accounting Standards Board Emerging Issues Task Force in their consensus opinion Issue No. 91-9.

Prepaid Tires

The cost of tires acquired with revenue equipment, together with replacement tires, is capitalized and amortized on the straight-line method over the tires' estimated useful life. The average amortization period for new additions to prepaid tires is approximately three years. Recapping costs are expensed as incurred.

Property and Equipment

Carrier property and equipment is carried at cost including expenditures for readying the assets for use. Major additions and betterments are capitalized while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed on the straight-line method over the estimated useful life. Leasehold improvements are amortized over the lives of the leases. Non-carrier property comprises terminal facilities and staging lots no longer utilized in the Company's operations and land held for investment purposes. See note 11.

Gains and losses on property dispositions are included in operations.

               Builders Transport, Incorporated and Subsidiaries

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Excess cost over the fair value of net assets acquired (goodwill) generally is amortized on a straight-line basis over forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the business acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to the estimated discounted cash flows. Accumulated amortization was $2,277,000 and $1,717,000 at December 31, 1995 and 1994,
respectively.

Earnings Per Common Share

The calculation of primary earnings per share of common stock is based on the weighted average number of shares outstanding, during each period as adjusted for the effect of issuance of stock options. Weighted average common and common equivalent shares outstanding were 5,262,429 in 1995, 5,608,701 in 1994, and 5,374,193 in 1993. The fully diluted earnings per share calculation assumes full conversion of convertible subordinated debentures and exercise of stock options as of the beginning of the year (or date of issue, if later), if dilutive, and shares contingently issuable. The computation of fully diluted earnings per common share is anti-dilutive for all periods presented.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Fair Values of Financial Instruments

At December 31, 1995 and 1994, the carrying value of financial instruments such as cash and cash equivalents, trade accounts receivable and payable and the long-term credit agreement approximated their fair values. The fair value of the Company's 8% and 6 1/2% convertible subordinated debentures are estimated using the average of the quoted market bid and ask prices. The fair value of these debentures at December 31, 1995, was approximately $40,651,000. The carrying value of the debentures at December 31, 1995, was $48,945,000. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

               Builders Transport, Incorporated and Subsidiaries

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) as of January 1, 1995. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable . For assets to be held, impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying account. As discussed in Note 11, the Company recognized a cumulative effect adjustment as of January 1, 1995 for certain assets that were planned to be disposed of related to the adoption.

Credit Risk

Financial investments that potentially subject the Company to concentrations of credit risk consist primarily of customer receivables. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diversified freight base with no one customer, industry, or geographic region making up a large percentage of the customer receivables or revenues. As of December 31, 1995, the Company had no significant concentrations of credit risk.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to self insurance accruals, valuation of long-lived assets, realization of deferred tax assets and allowances for uncollectible accounts. Actual results could differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified for comparative purposes.

               Builders Transport, Incorporated and Subsidiaries

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):


                                                          DECEMBER 31
                                                     1995             1994
                                                 ------------     -------------
          Carrier property:
             Land                                $      4,941     $      4,712
             Buildings                                 20,583           23,788
             Revenue equipment                        250,906          232,622
             Service equipment and other               18,973           17,128
                                                 ------------     ------------
                                                      295,403          278,250
          Non-carrier property                          6,521            6,505
                                                 ------------     ------------
                                                      301,924          284,755
          Less reserves for depreciation
            and amortization                         (102,662)        (116,431)
                                                 ------------     ------------

                                                 $    199,262     $    168,324
                                                 ============     ============

NOTE 3.  CREDIT AGREEMENT, DEBT, AND CAPITAL LEASES

Long-term debt is summarized as follows (in thousands):


                                                     DECEMBER 31
                                                    1995      1994
                                                  --------  --------
            Credit agreement:  (a)
               Term loan                          $  4,000  $  4,000
               Revolver                              3,469     7,393
            8% convertible subordinated
               debentures (b)                       26,594    26,950
            61/2% convertible subordinated
               debentures (c)                       22,351    23,451
            Capital leases (d)                     144,714   101,220
            Industrial revenue bonds                     -       185
                                                  --------  --------
                                                   201,128   163,199
            Less current portion                    36,366    27,217
                                                  --------  --------
            Portion classified as long-term debt  $164,762  $135,982
                                                  ========  ========

               Builders Transport, Incorporated and Subsidiaries

NOTE 3.  CREDIT AGREEMENT, DEBT, AND CAPITAL LEASES (CONTINUED)

(a) The credit agreement, which expires December 31, 1997, provides for a maximum availability of $29 million, comprising a $4 million term loan, a revolving credit facility of up to $15 million, of which $3.5 million was outstanding at December 31, 1995, and irrevocable letters of credit of up to $10 million that may be reduced to $8.5 million at the request of the lenders. The Company may increase the letter of credit facility by up to an additional $2 million, however, by reducing the revolving credit facility by a like amount. The term portion of the credit agreement is payable in quarterly installments of $500,000. Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement. The interest rate on borrowings under the credit agreement is prime plus 1%. Fees on outstanding letters of credit are 21/4% per annum, and fees on the unused portion of the revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements.

(b) The 8% Convertible Subordinated Debentures issued in 1985 are convertible (until maturity or prior redemption) into common stock at $24.40 per share (equal to 1,089,918 shares at December 31, 1995). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 1996 to 2004, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.

(c) The 61/2% Convertible Subordinated Debentures issued in 1986 are convertible (until maturity or prior redemption) into common stock at $37.75 per share (equal to 592,079 shares at December 31, 1995). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 2002 to 2010, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.

(d) Capital leases represent primarily leased revenue equipment capitalized for $180,312,000 and $130,027,000 with accumulated amortization of $32,812,000 and $24,086,000 at year end 1995 and 1994, respectively. The leases are for periods of up to seven years and provide for various renewal options. The tractor and trailer leases also provide a purchase option, any time after 36, 48, 60, or 84 months, at predetermined termination values. The termination values have been included in the capital lease obligation.

The credit agreement, and certain capital lease agreements contain financial covenants and restrictions on payments of dividends, capital expenditures, indebtedness and the sale of certain assets. As a result of these restrictive covenants, there are no retained earnings available for payment of dividends at December 31, 1995.

               Builders Transport, Incorporated and Subsidiaries

NOTE 3.  CREDIT AGREEMENT, DEBT, AND CAPITAL LEASES (CONTINUED)

The aggregate annual maturities and sinking fund requirements of long-term debt, capital leases, and noncancelable operating leases at December 31, 1995, are as follows (in thousands):


                                               OPERATING   LONG-TERM     CAPITAL
                                                LEASES        DEBT       LEASES         TOTAL
                                               ---------    ---------   --------      ---------
  Year

  1996                                        $   3,022     $   4,156    $ 41,651     $ 48,829
  1997                                            1,646         7,625      38,171       47,442
  1998                                            1,015         2,156      32,173       35,344
  1999                                              691         2,156      25,284       28,131
  2000                                              442         2,156      25,914       28,512
  Thereafter                                         20        38,165       6,943       45,128
                                              ---------     ---------    --------     --------
                                                  6,836        56,414     170,136      233,386
  Less amounts representing interest                  -             -     (25,422)     (25,422)
                                              ---------     ---------    --------     --------

                                              $   6,836     $  56,414    $144,714     $207,964
                                              =========     =========    ========     ========


Interest expense on debt and capital leases amounted to $14,794,000 in 1995, $12,427,000 in 1994, and $11,008,000 in 1993. During 1995, approximately
$600,000 of interest was capitalized.

Rental expense for revenue equipment, facilities, and office equipment amounted to $3,846,000 in 1995, $3,189,000 in 1994, $2,066,000 and in 1993.

NOTE 4.  RESERVE FOR CLAIMS PAYABLE

Under an agreement with its insurance underwriters, the Company is liable up to $1,000,000 for any single occurrence for bodily injury and personal liability claims. Excess liability is assumed by the underwriters up to $35,000,000.
The Company's agreement with its underwriters is secured by letters of credit totaling $2,744,000. Additionally, $1,307,000 and letters of credit aggregating $4,959,000 have been deposited with various regulatory agencies to satisfy self-insurance requirements. That portion of the reserve for claims estimated to be payable within one year is classified as a current liability.

               Builders Transport, Incorporated and Subsidiaries

NOTE 4.  RESERVE FOR CLAIMS PAYABLE (CONTINUED)

Reserves for workers' compensation are based upon historical trends, claim frequency, severity, the Company's experience and other factors, and are discounted to present value. The effect of future inflation for both medical costs and lost wages is considered in establishing reserves. Adjustments to previously established reserves, if required, are included in operating results. At December 31, 1995 and 1994, estimated future payments for these claims aggregated approximately $2,494,000 and $2,611,000, respectively. The present value of these estimated future payments was approximately $1,928,000 at December 31, 1995, and $1,973,000 at December 31, 1994, discounted at rates of 7.4% for 1995 and 8.64% for 1994. The estimated future payments at December 31, 1995, are $517,000 in 1996, $541,000 in 1997, $370,000 in 1998, $254,000 in
1999, $164,000 in 2000 and $648,000 thereafter. The Company does not offset claims for recovery in which the potential for realization is probable against probable contingent liabilities, such as self-insurance reserves.

NOTE 5.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):


                                1995           1994         1993
                             ----------     ----------    ---------

                   Current   $     (111)    $      707    $     150
                   Deferred        (104)         1,895        2,440
                             ----------     ----------    ---------

                             $     (215)    $    2,602    $   2,590
                             ==========     ==========    =========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are (in thousands):


                                                       DECEMBER 31
                                                      1995     1994
                                                    --------  -------
              Deferred tax liabilities:
                Tax over book depreciation          $ 14,004  $ 17,711
                Capital leases and other               3,538       558
                                                    --------  --------

              Total deferred tax liabilities          17,542    18,269
                                                    --------  --------

               Builders Transport, Incorporated and Subsidiaries

          NOTE 5.  INCOME TAXES (CONTINUED)

              Deferred tax assets:
                Allowances for accounts receivable
                  and claims reserves                          (3,815)      (4,498)
                Net operating loss carryforwards               (2,074)        (157)
                General business, minimum tax
                  and other credit carryforwards               (6,048)      (4,639)
                Capital loss carryforward                           -         (521)
                Other deferred tax assets                      (1,214)           -
                                                             --------     --------
              Net deferred tax assets                         (13,151)      (9,815)
                                                             --------     --------

              Net deferred tax liabilities                   $  4,391     $  8,454
                                                             ========     ========



The reasons for the difference between total income tax expense benefit and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows (in thousands):

                                                              1995          1994         1993
                                                            --------      --------     --------

       Computed tax expense  (benefit) using
         the statutory federal income tax rate              $    (1)      $  2,420     $  1,915

       Increase (decrease) in taxes arising from:
         State taxes, net of federal benefit                      7             72            -
         Reduction of valuation allowance                         -           (521)           -
         Tax rate (decreases) increases                        (228)           430            -
         Prior year (over) under accrual                       (100)            64           48
         Nondeductible expenses                                  86            121          626
         Other items                                             21             16            1
                                                            -------       --------     --------

                                                            $  (215)      $  2,602     $  2,590
                                                            =======       ========     ========



At December 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of $5,319,000 expiring in the year 2010, general business credit carryforwards of $5,404,000 expiring in years 1997 through 2004, state net operating loss carryforwards of $13,397,000 expiring in years 1996 through 2007, and minimum tax credits of $643,000 that carry forward indefinitely.

               Builders Transport, Incorporated and Subsidiaries

NOTE 6.  BENEFIT PLANS

The Company has a stock option plan that permits the granting of options to purchase up to an aggregate of 1,450,000 shares of Common Stock to officers and key employees. Under this Plan, options to purchase shares of Common Stock may be granted at not less than 100% of the fair market value at the date of grant, or 110% of fair market value in the case of any employee who holds more than 10% of the combined voting power of the Company's Common Stock as of the date of grant if the option is designated as an incentive stock option.

The Company also has a Non-employee Directors' Stock Option Plan. This plan provides for the granting of options to purchase up to an aggregate of 100,000 shares of Common Stock to members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries. Under the Plan, options to purchase 10,000 shares of Common Stock were granted to each non-employee director upon the Board's adoption of this plan, and options to purchase 10,000 shares will be granted to any new Non-employee's Director upon his or her election to the Board of Directors. Each Non-employee Director shall receive additional options to purchase 2,000 shares each even numbered year during the Plan's existence beginning March 29, 1994, at not less than 100% of the fair market value at the date of the grant.

The following table summarizes the changes in options outstanding and related price ranges for shares of Common Stock under options:


                                                          NUMBER           OPTION PRICE
                                                         OF SHARES          PER SHARE
                                                         ---------     ----------------------

      Outstanding at January 1, 1994                     1,184,562     $   3.75   -    $ 14.75
                                                         =========

        Exercised                                          (86,514)    $ 4.9375   -    $ 10.50
        Expired or canceled                                (37,522)    $ 6.1875   -    $ 14.75
        Granted                                            138,500     $ 11.313   -    $15.375
                                                         ---------

      Outstanding at December 31, 1994                   1,199,026     $   3.75   -    $15.375
                                                         =========

        Exercised                                           (9,699)    $ 7.0625   -    $ 10.50
        Expired or canceled                               (102,181)    $ 7.0625   -    $ 14.75
        Granted                                             22,500     $12.4375
                                                         ---------

      Outstanding at December 31, 1995                   1,109,646     $   3.75   -    $15.375
                                                         =========


At December 31, 1995, options to purchase 787,408 shares were exercisable, and 183,885 shares were reserved for future grants.

               Builders Transport, Incorporated and Subsidiaries

NOTE 6.  BENEFIT PLANS (CONTINUED)

During 1993, there were two benefit plans available to substantially all Company employees who met the eligibility requirements: a "401(k) Plan" and an "ESOP." Under the 401(k) Plan, the Company made matching contributions in the form of common stock at a rate equal to 25% of a participant's contributions until the participant's contributions reached 6% of the participant's annual salary at which point the Company's matching contribution ceased. The ESOP was established in 1989 when 683,000 shares of Common Stock were acquired through a loan from the Company at a cost of $7 million. The KSOP released a ratable number of shares from encumbrance each year as payments were made to reduce the principal amount of the loan. The released shares were allocated to the accounts of eligible employees.

Effective January 1, 1994, the 401(k) Plan and the ESOP were merged and amended to form the Builders Transport, Incorporated Employee's Retirement Savings & Profit Sharing Plan (the "KSOP"). The KSOP utilizes the shares of common stock that were acquired by the ESOP in 1989 and that remain unallocated to make the Company's future 401(k) matching contributions under the KSOP. The amount of the Company's 401(k) matching contribution under the KSOP is now discretionary. However, it is anticipated that by December 31, 2011, all of the common stock acquired by the ESOP in 1989 will have been allocated as the KSOP loan is repaid over its remaining 17-year life.

The KSOP will obtain the funds to repay the loan through tax deductible contributions made by the Company to the KSOP. The Company incurred interest expense of $390,000, $398,000, and $539,000 and compensation expense of $234,000, $244,000, and $681,000 related to the KSOP/ESOP during the years ended December 31, 1995, 1994, and 1993, respectively. Compensation expense is recognized under the shares allocated method.

Contributions accrued for all defined contribution plans were $1,278,000 in 1995, $856,000 in 1994, and $937,000 in 1993.

              Builders Transport, Incorporated and Subsidiaries

NOTE 7.  SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Additional information related to the consolidated statements of cash flows with regard to certain cash payments and noncash investing and financing activities is as follows (in thousands):


                                                          YEAR ENDED DECEMBER 31
                                                         1995      1994      1993
                                                        -------  --------  --------

    Cash paid:
      Interest                                          $15,098   $11,915   $10,129
      Income taxes                                          200       376         -

    Noncash investing activity:
      Equipment acquired through
        capital leases                                   69,718    59,226    33,349

      Issuance of common stock (125,000
        shares) and assumption of liabilities
        related to acquisition.  Total assets
        acquired, including goodwill, of
        $24,011,000.  See Note 8.                             -         -    23,361

    Noncash financing activity:
      Common stock issued under employee
        benefit plans                                       165       394       759


NOTE 8.  ACQUISITION

On August 27, 1993, the Company completed the acquisition of certain of the assets of the truckload van operations of Vernon Milling Company, Inc. ("VMC"), including among other things, 230 tractors and 701 trailers. The Company paid for these assets through the assumption of certain equipment-related debt consisting of $8,221,000 in notes payable, $7,884,000 in operating leases that were refinanced, and the issuance of 125,000 shares of the Company's common stock, valued at $1,484,000. This transaction was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired (principally, tractors and trailers) and the liabilities assumed (the equipment-related debt and purchase accounting accruals of $7,220,000) based on estimated fair market values. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill.

During 1994, a purchase price contingency pertaining to the Company's acquisition of VMC was resolved, and the total purchase price was finalized. The resolution of the contingency increased the purchase price of VMC by $600,000 from the year-end 1993 preliminary purchase price estimate. Goodwill was increased to reflect the increased purchase price. Additionally, Goodwill was increased by approximately $3.9 million to reflect the final valuation of revenue equipment acquired. Concurrent with the final valuation, the Company reduced the economic useful lives of the tractors acquired from 5.5 years, on average, to 4 years on average. This change in estimated useful life was accounted for prospectively, in 1994.

               Builders Transport, Incorporated and Subsidiaries

NOTE 8.  ACQUISITION (CONTINUED)

Effective January 1, 1994, the Company acquired the logistics management and truckloading operations of VMC's wholly-owned subsidiary, Applied Logistic Systems, Inc. ("ALS"). The Company paid $550,000 cash for ALS and accounted for the transaction as a purchase in 1994.

The following unaudited pro forma consolidated operating results present the operating results as if both of the acquisitions had occurred at the beginning of 1993 and do not purport to be indicative of what would have occurred had the acquisitions been made as of that dates or of results which may occur in the future (in thousands, except per share amounts):


                                              YEAR ENDED
                                          DECEMBER 31, 1993
                                          -----------------
                                              (UNAUDITED)
          Operating revenue                  $    275,122
                                             ============

          Net income                         $      3,730
                                             ============

          Net income per share               $        .68
                                             ============



NOTE 9.  RELATED PARTY TRANSACTIONS

During 1995, the Company entered into an agreement with Two Trees, a New York general partnership for the sale and leaseback of the building that houses the Company's offices and division headquarters and related land, located in Camden, South Carolina. The Company's Chairman of the Board is a general partner of Two Trees. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

The cost and associated accumulated depreciation of the building, approximately $3,473,000 and $899,000, respectively, have been removed from the accounts and the gain realized on the sale of approximately $392,000 has been deferred. The deferred gain will be credited to income as rent expense adjustments over the lease term of five years. Payments under the lease approximate $454,000 annually, commencing in October 1995. The Company has an outstanding letter of credit totaling $1,600,000 to Two Trees in support of the lease payments.

In connection with the sale and leaseback, the Company paid $200,000 in brokerage commissions to Two Trees. The fees paid are based on ordinary and customary standards for such services and the lease payments are based on fair market of the property.

               Builders Transport, Incorporated and Subsidiaries

NOTE 9.  RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the purchase of VMC, discussed in Note 8, the Company paid investment banking fees in 1994 of $650,000 to Two Trees pursuant to terms and conditions that included, among other things, a requirement that the combined operations, for a certain period post-closing, of the Company and VMC demonstrate that the increased revenues anticipated from the acquisition were in fact, achievable. The fees were based on ordinary and customary standards for such services.

In October 1994, the Company purchased 200,000 shares of its common stock at $12.00 per share from its Chairman of the Board, who made these shares available for sale due to his short-term liquidity needs. The Company's Board of Directors approved this purchase and a general common stock repurchase program on the open market, because they viewed the market price of common stock as undervalued in late 1994. The purchase from the Chairman was viewed as a beneficial method to acquire the Company's stock because the repurchase could be effected with minimal transaction costs.

NOTE 10.  SPECIAL CHARGES

In the fourth quarter of 1995, the Company recorded special charges of $1,420,000 associated with exiting the tire loading and warehousing business. The special charges comprise principally the loss on sale of equipment (consummated in February 1996) and write-downs of accounts receivable, intangibles and other assets.

NOTE 11.  IMPAIRMENT OF LONG-LIVED ASSETS

During 1994, the Company initiated a plan to dispose of certain older revenue equipment and to reduce the average age of its fleet. The plan is expected to be completed during 1996. The adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," as of January 1, 1995, requires the Company to recognize a cumulative effect adjustment to the extent the carrying value of the affected assets exceeds the estimated net realizable value.

Prior to the cumulative effect adjustment, this revenue equipment to be disposed of had a carrying amount of $19,408,000 as of January 1, 1995. The Company recorded a pre-tax cumulative effect adjustment of $11,387,000 to reduce the carrying amount to the estimated net realizable value of $8,021,000. The after-tax cumulative effect adjustment was a charge of $7,291,000 or $1.38 per share. The carrying amount of assets remaining to be disposed of is $6,031,000 as of December 31, 1995.

NOTE 12.  CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been finally adjudicated. Many of these proceedings are covered in whole or in part by insurance. These actions, when finally concluded and determined will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

               Builders Transport, Incorporated and Subsidiaries

NOTE 13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995 and 1994. Previously published results for the quarters ending March 31, June 30, and September 30, 1995 have been restated for the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." (See Notes 1 and 11).
The computation of fully diluted earnings per common share is anti-dilutive for all periods presented (in thousands, except per share amounts).


                                                                           1995 QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                  MARCH 31            JUNE 30          SEPTEMBER 30       DECEMBER 31
                                                 ----------         -----------        ------------       -----------
Operating revenue                                $   73,114         $   74,847         $   73,249         $   68,317
Operating expenses                                   68,357             68,742             70,991             65,288
Net income (loss) as previously reported
  before effect of accounting change                    785              1,582             (1,033)            (1,115)
Effect of change in accounting principle on:
  Operating expenses                                  1,055                921                515             (2,492)
  Provision for income taxes                           (414)              (358)              (182)               954
Cumulative effect of accounting change               (7,291)                 -                  -                  -
Net income (loss) as restated                        (5,865)             2,145               (700)            (2,653)

Net income (loss) per common share as
  previously reported before cumulative
  effect of accounting change                           .15                .30               (.19)                 -
Cumulative effect of accounting change                (1.38)                 -                  -                  -
Net income (loss) per common share
  as restated (1)                                     (1.11)               .40               (.13)              (.53)



                                                                           1994 QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                  MARCH 31            JUNE 30          SEPTEMBER 30       DECEMBER 31
                                                 ----------         -----------        ------------       -----------
Operating revenue                                $   68,825         $   71,433         $   72,870         $   73,115
Operating expenses                                   64,631             65,873             67,517             68,512
Net income                                              638              1,413              1,630                834

Net income per common share                             .11                .25                .29                .16



(1) The sum of the quarter's earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. The information set forth under the captions "Election of Directors", "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) FINANCIAL STATEMENTS.

Report of Independent Auditors, Ernst & Young LLP.........................
Consolidated Statements of Operations for the years ended December 31,
  1995, 1994 and 1993.....................................................
Consolidated Balance Sheets as of December 31, 1995 and 1994..............
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994, 1993...........................................
Consolidated Statements of Cash Flows for the years ended December 31,
  1995, 1994 and 1993.....................................................
Notes to Consolidated Financial Statements................................

(2) FINANCIAL STATEMENT SCHEDULE.

Consolidated Schedule as of and for the years ended December 31, 1995,
  1994 and 1993...........................................................
II -- Valuation and Qualifying Accounts...................................

All other financial statements and schedules have been omitted because they are not required or are not applicable.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

EXHIBIT
  NO.                                              EXHIBIT
-------       ----------------------------------------------------------------------------------
  3.1      -- Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report for the quarter ended
              June 30, 1992, on Form 10-Q, filed August 14, 1992
  3.2      -- Amended and Restated Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1993, filed March 31, 1994
  4.1      -- Indenture between the Company and The First National Bank of Maryland, dated as of
              August 15, 1985, incorporated by reference to Exhibit (4)B to the Company's
              Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985 (No.
              2-99727)
  4.2      -- Indenture between the Company and The First National Bank of Maryland, dated as of
              May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment
              No. 1 to Registration Statement on Form S-1, filed May 1, 1986 (No. 33-5057)
  4.3      -- First Supplemental Indenture between the Company and The First National Bank of
              Maryland, dated as of September 1, 1986, incorporated by reference to Exhibit 4a1 to the Company's Quarterly Report for the quarter ended September 30, 1986 on Form
              10-Q, filed November 14, 1986
 10.1*     -- Builders Transport, Incorporated Restated 1986 Incentive Stock Option Plan,
              incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30,1994, filed August 11, 1994
 10.2      -- Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank, N.A., as Trustee (subsequently assigned to National Bank of
              Commerce) under the stock benefit plan, incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K, filed December 29, 1989
 10.3      -- Secured Loan Agreement dated as of December 21, 1989, by and among Builders
              Transport, Incorporated, the Subsidiaries, and AmSouth Bank, N.A., as Trustee
              (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K, filed
              December 29, 1989.
 10.4      -- First Amendment dated as of January 1, 1994, to Secured Loan Agreement dated as of
              December 21, 1989, (subsequently assigned to National Bank of Commerce)
              incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1993, filed March 31, 1994
 10.5      -- Pledge Agreement dated as of December 21, 1989, by and among the Company, the
              Subsidiaries, and AmSouth Bank, N.A., as Trustee (subsequently assigned to
              National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit 5 to the Company's Report on Form 8-K filed December 29, 1989
 10.6      -- Assignment dated as of December 22, 1992, of Promissory Note, Secured Loan
              Agreement, Pledge Agreement, Stock Purchase Agreement and Indemnification
              Agreement to National Bank of Commerce as Successor Trustee pursuant to the
              Builders Transport, Incorporated and Subsidiaries Employee Stock Benefit Trust,
              incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1992, filed March 22, 1993
 10.7*     -- Builders Transport, Incorporated Employees Retirement Savings & Profit Sharing
              Plan, as amended and restated, incorporated by reference to Exhibit 10.7 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed
              March 31, 1995

EXHIBIT
  NO.                                              EXHIBIT
-------       ----------------------------------------------------------------------------------
 10.8      -- Trust Agreement under the Builders Transport, Incorporated Employees Retirement
              Savings & Profit Sharing Plan, incorporated by reference to Exhibit 10.8 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed
              March 31, 1995
 10.9*     -- Employment Agreement dated October 1, 1990, by and between the Company and Phillip
              M. Adams, as amended, incorporated by reference to Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22,
              1993
 10.10*    -- Employment Agreement dated October 1, 1990, by and between the Company and P.
              Michael Davis, as amended, incorporated by reference to Exhibit 10.11 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed
              March 22, 1993
 10.11*    -- Employment Agreement dated October 1, 1990, by and between the Company and J.
              Barry Moody, as amended, incorporated by reference to Exhibit 10.12 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed
              March 22, 1993
 10.12*    -- Employment Agreement dated March 1, 1991, between the Company and Stanford M.
              Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1993, filed March 31, 1994
 10.13*    -- Employment Agreement dated December 16, 1993, between the Company and John R.
              Morris, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 31, 1994
 10.14     -- Consulting Agreement dated April 30, 1993, between the Company and Two Trees, a
              New York general partnership, incorporated by reference to Exhibit 10.14 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed
              March 31, 1994
 10.15     -- Amended and Restated Financing Agreement among the CIT Group/Business Credit,
              Inc., National Canada Finance Corp. and Builders Transport, Inc. dated as of Mary
              28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly
              Report for the quarter ended June 30, 1993, on Form 10-Q, filed August 12, 1993
 10.16     -- Amendment No. 1 dated as of November 11, 1993, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc., National Canada
              Finance Corp. and Builders Transport, Inc. dated as of May 28, 1993, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1994, filed March 31, 1995
 10.17     -- Amendment No. 2 effective as of March 31, 1994, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc., National Canada
              Finance Corp. and Builders Transport, Inc. dated as of May 28, 1993, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1994, filed May 11, 1994
 10.18     -- Amendment No. 3 effective as of October 1, 1994, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc., National Canada
              Finance Corp. and Builders Transport, Inc. dated as of May 28, 1993, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1994, filed March 31, 1995
 10.19     -- Amendment No. 4 effective as of February 28, 1995, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc., National Canada
              Finance Corp. and Builders Transport, Inc. dated as of May 28, 1993, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1994, filed March 31, 1995

EXHIBIT
  NO.                                              EXHIBIT
-------       ----------------------------------------------------------------------------------
 10.20     -- Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling
              Company, Inc., Elmer Thomas, Builders Transport, Incorporated and Builders
              Transport, Inc., incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, filed September 10, 1993
 10.21*    -- Builders Transport, Incorporated Amended and Restated Non-Employee Directors'
              Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 11,
              1994
 10.22     -- Agreement of Purchase and Sale by and between Builders Transport, Incorporated and
              Two Trees
 10.23     -- Lease Agreement by and between Two Trees and Builders Transport, Incorporated
 10.24     -- Amendment No. 5 effective as of December 29, 1995, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc.; National Bank of
              Canada, as assignee of National Canada Finance Corp.; and Builders Transport, Inc.
              dated as of May 28, 1993
 10.25     -- Amendment No. 6 effective as of March 25, 1996, to the Amended and Restated
              Financing Agreement among the CIT Group/Business Credit, Inc.; National Bank of
              Canada, as assignee of National Canada Finance Corp.; and Builders Transport, Inc.
              dated as of May 28, 1993
 10.26*    -- Amendment No. 1 to the Builders Transport, Incorporated Employees Retirement
              Savings & Profit Sharing Plan
 11        -- Statement re: Computation of Per Share Earnings
 21        -- Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed
              March 31, 1995
 23        -- Consent of Independent Auditors
 24        -- Powers of Attorney
 27        -- Financial Data Schedule

---------------

* Denotes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of 1995.

(c) EXHIBITS.

The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV, Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d) FINANCIAL STATEMENT SCHEDULES.

The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV, Item 14(a)(2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDERS TRANSPORT, INCORPORATED

                                          By: *
                                            ------------------------------------
                                              Stanford M. Dinstein
                                              Vice Chairman, Chief Executive
                                              Officer and Director

March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   -----------------------------   ----------------
*                                               Chairman of the Board and         March 27, 1996
---------------------------------------------     Director
David C. Walentas

*                                               Vice Chairman, Chief              March 27, 1996
---------------------------------------------     Executive Officer and
Stanford M. Dinstein                              Director

*                                               President, Chief Operating        March 27, 1996
---------------------------------------------     Officer and Director
John R. Morris

*                                               Executive Vice President,         March 27, 1996
---------------------------------------------     Administration and Chief
Robert Y. Fox                                     Financial Officer
                                                  (Principal Financial
                                                  Officer)

*                                               Vice President,                   March 27, 1996
---------------------------------------------     Administration and
T. M. Guthrie                                     Treasurer (Principal
                                                  Accounting Officer)

*                                               Director                          March 27, 1996
---------------------------------------------
Arthur C. Baxter

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   -----------------------------   ----------------
*                                               Director                          March 27, 1996
---------------------------------------------
Frederick S. Morton

For the Directors and officers indicated above

/s/  T.M. GUTHRIE                                                                 March 27, 1996
---------------------------------------------
T. M. Guthrie
Attorney-in-fact

* T. M. Guthrie, pursuant to Powers of
  Attorney dated prior to the date hereof, executed by the officers and Directors listed above and filed with the Securities and Exchange Commission, by signing his name hereto does hereby sign and execute this Report on Form 10-K of Builders
  Transport, Incorporated, on behalf of the Company and each of the Directors and officers indicated above, in the capacities in which such names appear above.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES
                        Year Ended December 31, 1995

        Column A                     Column B                   Column C                       Column D         Column E
-----------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                   ------------------------------------
                                                                             Charged to
                                 Balance at                                  Other
                                 Beginning of      Charged to Costs and      Accounts-       Deductions -     Balance at
Descriptions                     Period            Expenses                  Describe        Describe         End of Period
-----------------------------------------------------------------------------------------------------------------------------
Reserves and allowances
 deducted from asset accounts:
 Allowance for uncollectible
 accounts receivable

 - current                      $   353,779            $   261,000         $  (1,205)(2)   $   101,890(1)     $   511,684
 -noncurrent                        258,210                 10,119                              99,999(1)         168,330
                                -----------            -----------         ---------       -----------        -----------
                                $   611,989            $   271,119         $  (1,205)      $   201,889        $   680,014
                                ===========            ===========         =========       ===========        ===========

Reserve for claims payable as
 self-insurer                   $ 6,152,000                                $(400,000)(2)                      $ 5,752,000

Portion of claims payable in
 current liabilities              4,478,640             20,665,221           937,109(2)     20,796,066(3)       5,284,904
                                -----------            -----------         ---------       -----------        -----------
                                $10,630,640            $20,665,221         $ 537,109       $20,796,066        $11,036,904
                                ===========            ===========         =========       ===========        ===========


(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1994

            COLUMN A               COLUMN B             COLUMN C               COLUMN D        COLUMN E
--------------------------------  -----------   ------------------------     ------------     -----------
                                                       ADDITIONS
                                                ------------------------
                                                              CHARGED TO
                                  BALANCE AT    CHARGED TO      OTHER                           BALANCE
                                   BEGINNING     COSTS AND    ACCOUNTS --    DEDUCTIONS --     AT END OF
          DESCRIPTION              OF PERIOD     EXPENSES      DESCRIBE        DESCRIBE         PERIOD
--------------------------------  -----------   -----------   ----------     ------------     -----------
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
    accounts receivable
    -- current..................  $   200,386   $   155,441                  $     2,048 (1)  $   353,779
    -- noncurrent...............      334,706                                     76,496 (1)      258,210
                                  -----------   -----------   ----------     ------------     -----------
                                  $   535,092   $   155,441    $      0      $    78,544      $   611,989
                                  ============  ============  ============   ==============   ============
Reserve for claims payable as
  self-insurer..................  $ 6,156,000                  $ (4,000)(2)                   $ 6,152,000
Portion of claims payable in
  current liabilities...........    3,969,236    14,503,706     374,500(4)    14,312,498 (3)    4,478,640
                                                                (56,304)(2)
                                  -----------   -----------   ----------     ------------     -----------
                                  $10,125,236   $14,503,706    $314,196      $14,312,498      $10,630,640
                                  ============  ============  ============   ==============   ============

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.
(4) Reserves resulting from acquisitions.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993

           COLUMN A               COLUMN B            COLUMN C                 COLUMN D        COLUMN E
-------------------------------  ----------   ------------------------       ------------     -----------
                                                     ADDITIONS
                                              ------------------------
                                                            CHARGED TO
                                 BALANCE AT   CHARGED TO      OTHER                             BALANCE
                                 BEGINNING     COSTS AND    ACCOUNTS --      DEDUCTIONS --     AT END OF
          DESCRIPTION            OF PERIOD     EXPENSES      DESCRIBE          DESCRIBE         PERIOD
-------------------------------  ----------   -----------   ----------       ------------     -----------
Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
    accounts receivable
    -- current.................  $  432,722   $   158,141   $   5,500 (2)(4) $   395,977 (1)  $   200,386
    -- noncurrent..............     605,131                    37,000 (2)(4)     307,425 (1)      334,706
                                 ----------   -----------   ----------       ------------     -----------
                                 $1,037,853   $   158,141   $  42,500        $   703,402      $   535,092
                                 ===========  ============  ============     ==============   ============
Reserve for claims payable as
  self-insurer.................  $5,434,000   $    12,000   $ 710,000 (2)                     $ 6,156,000
Portion of claims payable in
  current liabilities..........   3,676,556    19,685,737   1,600,700 (2)(4)  20,993,757 (3)    3,969,236
                                 ----------   -----------   ----------       ------------     -----------
                                 $9,110,556   $19,697,737   $2,310,700       $20,993,757      $10,125,236
                                 ===========  ============  ============     ==============   ============

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.
(4) Reserves resulting from acquisitions.

                                 EXHIBIT INDEX

EXHIBIT                                                                                 SEQUENTIAL
  NO.                                         EXHIBIT                                    PAGE NO.
-------       ------------------------------------------------------------------------  ----------
  3.1      -- Amended and Restated Certificate of Incorporation of the Company,
              incorporated by reference to Exhibit 3.1 to the Company's Quarterly
              Report for the quarter ended June 30, 1992, on Form 10-Q, filed August
              14, 1992................................................................
  3.2      -- Amended and Restated Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, filed March 31, 1994..................
  4.1      -- Indenture between the Company and The First National Bank of Maryland, dated as of August 15, 1985, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1,
              filed August 29, 1985 (No. 2-99727).....................................
  4.2      -- Indenture between the Company and The First National Bank of Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1,
              filed May 1, 1986 (No. 33-5057).........................................
  4.3      -- First Supplemental Indenture between the Company and The First National
              Bank of Maryland, dated as of September 1, 1986, incorporated by reference to Exhibit 4a1 to the Company's Quarterly Report for the
              quarter ended September 30, 1986 on Form 10-Q, filed November 14,
              1986....................................................................
 10.1*     -- Builders Transport, Incorporated Restated 1986 Incentive Stock Option
              Plan, incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,1994, filed
              August 11, 1994.........................................................
 10.2      -- Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank, N.A., as Trustee (subsequently assigned to
              National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K, filed
              December 29, 1989.......................................................
 10.3      -- Secured Loan Agreement dated as of December 21, 1989, by and among
              Builders Transport, Incorporated, the Subsidiaries, and AmSouth Bank,
              N.A., as Trustee (subsequently assigned to National Bank of Commerce)
              under the stock benefit plan, incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K, filed December 29, 1989...............
 10.4      -- First Amendment dated as of January 1, 1994, to Secured Loan Agreement dated as of December 21, 1989, (subsequently assigned to National Bank of Commerce) incorporated by reference to Exhibit 10.4 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1993, filed
              March 31, 1994..........................................................
 10.5      -- Pledge Agreement dated as of December 21, 1989, by and among the
              Company, the Subsidiaries, and AmSouth Bank, N.A., as Trustee
              (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit 5 to the Company's
              Report on Form 8-K filed December 29, 1989..............................
 10.6      -- Assignment dated as of December 22, 1992, of Promissory Note, Secured
              Loan Agreement, Pledge Agreement, Stock Purchase Agreement and
              Indemnification Agreement to National Bank of Commerce as Successor
              Trustee pursuant to the Builders Transport, Incorporated and
              Subsidiaries Employee Stock Benefit Trust, incorporated by reference to
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993...........................

EXHIBIT                                                                                 SEQUENTIAL
  NO.                                         EXHIBIT                                    PAGE NO.
-------       ------------------------------------------------------------------------  ----------
 10.7*     -- Builders Transport, Incorporated Employees Retirement Savings & Profit
              Sharing Plan, as amended and restated, incorporated by reference to
              Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 31, 1995...........................
 10.8      -- Trust Agreement under the Builders Transport, Incorporated Employees
              Retirement Savings & Profit Sharing Plan, incorporated by reference to
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 31, 1995...........................
 10.9*     -- Employment Agreement dated October 1, 1990, by and between the Company and Phillip M. Adams, as amended, incorporated by reference to Exhibit
              10.10 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1992, filed March 22, 1993.................................
 10.10*    -- Employment Agreement dated October 1, 1990, by and between the Company and P. Michael Davis, as amended, incorporated by reference to Exhibit
              10.11 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1992, filed March 22, 1993.................................
 10.11*    -- Employment Agreement dated October 1, 1990, by and between the Company and J. Barry Moody, as amended, incorporated by reference to Exhibit
              10.12 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1992, filed March 22, 1993.................................
 10.12*    -- Employment Agreement dated March 1, 1991, between the Company and
              Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1993, filed March 31, 1994..............................................
 10.13*    -- Employment Agreement dated December 16, 1993, between the Company and
              John R. Morris, incorporated by reference to Exhibit 10.13 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1993, filed March 31, 1994..............................................
 10.14     -- Consulting Agreement dated April 30, 1993, between the Company and Two
              Trees, a New York general partnership, incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 31, 1994...........................
 10.15     -- Amended and Restated Financing Agreement among the CIT Group/Business
              Credit, Inc., National Canada Finance Corp. and Builders Transport, Inc.
              dated as of May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended June 30, 1993, on
              Form 10-Q, filed August 12, 1993........................................
 10.16     -- Amendment No. 1 dated as of November 11, 1993, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.,
              National Canada Finance Corp. and Builders Transport, Inc. dated as of
              May 28, 1993, incorporated by reference to Exhibit 10.16 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1994, filed March 31, 1995..............................................
 10.17     -- Amendment No. 2 effective as of March 31, 1994, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.,
              National Canada Finance Corp. and Builders Transport, Inc. dated as of
              May 28, 1993, incorporated by reference to Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 11, 1994......................................................

EXHIBIT                                                                                 SEQUENTIAL
  NO.                                         EXHIBIT                                    PAGE NO.
-------       ------------------------------------------------------------------------  ----------
 10.18     -- Amendment No. 3 effective as of October 1, 1994, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.,
              National Canada Finance Corp. and Builders Transport, Inc. dated as of
              May 28, 1993, incorporated by reference to Exhibit 10.18 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1994, filed March 31, 1995..............................................
 10.19     -- Amendment No. 4 effective as of February 28, 1995, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.,
              National Canada Finance Corp. and Builders Transport, Inc. dated as of
              May 28, 1993, incorporated by reference to Exhibit 10.19 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1994, filed March 31, 1995..............................................
 10.20     -- Registration Rights Agreement dated August 27, 1993, by and between
              Vernon Milling Company, Inc., Elmer Thomas, Builders Transport,
              Incorporated and Builders Transport, Inc., incorporated by reference to
              Exhibit 4.1 to the Company's Report on Form 8-K, filed September 10,
              1993....................................................................
 10.21*    -- Builders Transport, Incorporated Amended and Restated Non-Employee
              Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1994, filed May 11, 1994......................................
 10.22     -- Agreement of Purchase and Sale by and between Builders Transport,
              Incorporated and Two Trees..............................................
 10.23     -- Lease Agreement by and between Two Trees and Builders Transport,
              Incorporated............................................................
 10.24     -- Amendment No. 5 effective as of December 29, 1995, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.;
              National Bank of Canada, as assignee of National Canada Finance Corp.;
              and Builders Transport, Inc. dated as of May 28, 1993...................
 10.25     -- Amendment No. 6 effective as of March 25, 1996, to the Amended and
              Restated Financing Agreement among the CIT Group/Business Credit, Inc.;
              National Bank of Canada, as assignee of National Canada Finance Corp.;
              and Builders Transport, Inc. dated as of May 28, 1993...................
 10.26*    -- Amendment No. 1 to the Builders Transport, Incorporated Employees
              Retirement Savings & Profit Sharing Plan................................
 11        -- Statement re: Computation of Per Share Earnings.........................
 21        -- Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1994, filed March 31, 1995..............................................
 23        -- Consent of Independent Auditors.........................................
 24        -- Powers of Attorney......................................................
 27        -- Financial Data Schedule.................................................

---------------

* Denotes a management contract or compensatory plan or arrangement.