Form 10-Q
period 1996-03-31
BUILDERS TRANSPORT INC
filed 1996-05-14
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1996            Commission File No 0-11300


                       BUILDERS TRANSPORT, INCORPORATED
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             58-1186216
- -------------------------------                            -------------------

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

POST OFFICE BOX 7005, 2029 WEST DEKALB STREET, CAMDEN, SOUTH CAROLINA   29020
- -----------------------------------------------------------------------------
            (address of principal executive offices and zip code)

Registrant's telephone number, including area code             (803) 432-1400
                                                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at April 29, 1996
- ----------------------------                    -----------------------------
Common Stock, par value $.01                               5,099,517
         per share












                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
- -------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of March 31, 1996
        and December 31, 1995                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended March 31, 1996 and 1995                                3

     Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1996 and 1995                                4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              6


Part II   OTHER INFORMATION

ITEM 1.   LEGAL                                                             *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   *

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  8




* No information submitted under this caption.
















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                    March 31       December 31
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $      53        $     109
   Accounts receivable, less allowances
     (March 31, 1996  -  $547
      December 31, 1995  -  $591)                     36,522           28,815
   Prepaid expenses                                   18,260           17,171
   Repair parts and operating supplies                 3,188            3,233
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             58,023           49,328


PROPERTY AND EQUIPMENT                               295,105          301,924
   Less accumulated depreciation
     and amortization                               (101,342)        (102,662)
                                                   ---------        ---------
     TOTAL PROPERTY AND EQUIPMENT                    193,763          199,262



OTHER ASSETS                                          23,379           23,471
                                                   ---------        ---------


     TOTAL ASSETS                                  $ 275,165        $ 272,061
                                                   =========        =========




















                                      -1-
                                                    March 31       December 31
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $   9,111        $   9,551
   Other current liabilities                          12,373           12,572
   Current maturities of long-term debt               36,142           36,367
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                        57,626           58,489

LONG-TERM DEBT
   Revolving credit agreement                         10,823            3,469
   Convertible Subordinated Debentures                46,789           46,789
   Capital leases and other                          110,653          114,504
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                            168,265          164,762

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                               2,013            2,013
   Other                                               8,894            8,508
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                          10,907           10,521

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at March 31, 1996 or December 31, 1995
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,270,100 shares at March 31, 1996 and
     6,218,347 shares at December 31, 1995                63               62
     Paid-in capital                                  33,671           33,281
     Unearned compensation related to
     ESOP receivable                                  (4,442)          (4,477)
     Retained earnings                                23,872           24,201
                                                   ---------        ---------
                                                      53,164           53,067
   Less cost of common stock in treasury
     (1,170,583 shares at March 31, 1996 and
      1,168,083 shares at December 31, 1995)         (14,797)         (14,778)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       38,367           38,289
                                                   ---------        ---------

CONTINGENT LIABILITIES

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 275,165        $ 272,061
                                                   =========        =========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

See notes to condensed consolidated financial statements
                                      -2-
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                      Three Months Ended
                                                    March 31         March 31
                                                      1996             1995
                                                  -----------      -----------
                                                                      (Note)
                                                    (In thousands, except per
                                                           share amounts)

OPERATING REVENUE                                  $  70,487        $  73,114
OPERATING EXPENSES:
   Wages, salaries, and employee benefits             29,391           30,275
   Operations and maintenance                         14,549           14,833
   Operating taxes and licenses                        6,974            6,990
   Insurance and claims                                3,873            3,373
   Communications and utilities                        1,239            1,276
   Depreciation and equipment rents                    6,610            5,965
   (Gain) loss on disposition of operating assets       (839)            (141)
   Rents and purchased transportation                  4,874            4,393
   Other operating expenses                              230              338
                                                   ---------        ---------
     Total Operating Expenses                         66,901           67,302
                                                   ---------        ---------
OPERATING INCOME                                       3,586            5,812
OTHER DEDUCTIONS:
   Interest and other expenses                         4,124            3,474
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                (538)           2,338
PROVISION FOR INCOME TAXES                              (210)             912
                                                   ---------        ---------
     NET INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                      (328)           1,426
                                                   ---------        ---------
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE               --           (7,291)
                                                   ---------        ---------
     NET INCOME (LOSS)                             $    (328)       $  (5,865)
                                                   =========        =========
     NET INCOME PER SHARE BEFORE
       CUMULATIVE EFFECT                           $   (0.06)       $    0.27
                                                   ---------        ---------
     CUMULATIVE EFFECT                             $      --        $   (1.37)
                                                   ---------        ---------
     EARNINGS PER SHARE                            $   (0.06)       $   (1.10)
                                                   =========        =========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                         5,236,522        5,331,091

NOTE: The quarter ended March 31, 1995 has been restated for the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


See notes to condensed consolidated financial statements


                                      -3-
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                       Three Months Ended
                                                     March 31         March 31
                                                       1996             1995
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES $  (2,836)      $   7,550

INVESTING ACTIVITIES
   Purchases of property and equipment                    216          (1,832)
   Proceeds from disposal of property and equipment     3,436           1,582
                                                    ---------       ---------
   NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                           3,652            (250)

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                               7,353           1,599
   Principal payments on lines of credit,
     long-term debt and capital lease obligations      (8,596)         (8,804)
   Proceeds from the issuance of common stock             390               6
   Purchase of Treasury Stock                             (19)            (74)
                                                    ---------       ---------
   NET CASH USED BY FINANCING ACTIVITIES                 (872)         (7,273)
                                                    ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (56)              27

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              109               9
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      53       $      36
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   4,204       $   3,547

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $   4,521       $  29,093

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     357       $       0


See notes to Condensed Consolidated Financial Statements







                                      -4-
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B -- EARNINGS PER SHARE
                                                      Three Months Ended
                                                   March 31         March 31
                                                     1996             1995
                                                 -----------      -----------
PRIMARY:
   Average shares outstanding                      6,234,737        6,207,112
   Assumed exercise of stock options                 172,313          236,962
   Treasury stock                                 (1,170,528)      (1,112,983)
                                                 -----------      -----------
     Totals                                        5,236,522        5,331,091
                                                 ===========      ===========
   Net income (loss)                             $  (328,000)     $(5,865,000)
                                                 ===========      ===========
  Per share amount:
     Net income                                  $     (0.06)     $     (1.10)
                                                 ===========      ===========
FULLY DILUTED:
   Average shares outstanding                      6,234,737        6,207,112
   Assumed exercise of stock options                 316,175          269,509
   Assumed conversion of 8% Convertible
     Subordinated Debentures issued
     September 9, 1985                             1,089,918        1,104,508
   Assumed conversion of 6 1/2% Convertible
     Subordinated Debentures issued
     May 9, 1986                                     592,079          621,219
   Treasury stock                                 (1,170,528)      (1,112,983)
                                                 -----------      -----------
     Totals                                        7,062,381        7,089,365
                                                 ===========      ===========
Net income (loss)                                $  (328,000)     $(5,865,000)
   Add 8% Convertible Subordinated Debentures
     interest, net of income tax effect              327,000          324,000
   Add 6 1/2% Convertible Subordinated Debentures
     interest, net of income tax effect              223,000          229,000
                                                 -----------      -----------
Adjusted net income                              $   222,000      $(5,312,000)
                                                 ===========      ===========
Per share amount:
   Net income                                    $      0.03*     $     (0.75)*
                                                 ===========      ===========
*  Anti-dilutive
                                      -5-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the first quarter of 1996 were $70.5 million, compared to $73.1 million for the first quarter of 1995.

The Company had a net loss of $328,000 for the first quarter of 1996, as compared to a net loss of $5.9 million for the first quarter of 1995 (including the cumulative effect of the accounting change resulting from the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of January 1, 1995).

The operating ratio (operating expenses as a percentage of operating revenues) was 94.9% during the first quarter of 1996 as compared to 92.1% in the first quarter of 1995. Operating income for the first quarter of 1996 was $3.6 million, compared to $5.8 million for the first quarter of 1995. Operating expenses as a percentage of revenues, were generally higher in 1996 as compared to 1995 primarily as a result of very severe winter weather throughout the Company's operating area in January and February. Fuel prices increased significantly during the first quarter of 1996. This caused operations and maintenance expense to be higher than it otherwise would have been and offset the operating and maintenance costs reductions realized as a result of a lower average age of equipment in the first quarter of 1996 compared to the same period last year. The Company increased its use of owner-operators to 193 contractors, on average, during the first quarter of 1996, compared to an average of 164 owner-operators during the corresponding period in 1995. This resulted in an increase in the Company's rents and purchased transportation expenses during the first quarter of 1996, as compared to the first quarter of 1995. The Company's gains on asset disposals increased to $839,000 in the first quarter of 1996, compared to a gain of $141,000 in 1995. The Company realized the higher gain on disposal primarily as a result of selling older trailers in 1996 with very low net book values.

Weather-related disruptions hampered operations and resulted in lower overall revenues during the quarter. During periods when the Company's operations were not impacted by weather, freight volumes actually exceeded the relatively strong 1995 revenue levels. Several new accounts were added during the quarter, which have helped offset the impact on the Company of over-capacity in the truckload market. Recently, freight demand has improved in all three of the Company's divisions. If the freight market continues to rebound, the Company's operations should continue to improve.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The current ratio was 1.01 at March 31, 1996, compared to .84 at December 31, 1995. Prepaid expenses increased by approximately 6% since December 31, 1995, primarily due to the normal annual prepayment of licenses and taxes.
Accounts Receivable increased by 27%, as compared to December 31, 1995, due to seasonal increases in volume and an increase in other receivables.

Cash used by operations was $2.8 million in the first quarter of 1996. Cash provided by operations was $7.6 million in the first quarter of 1995. Lower operating income and increased accounts receivable caused operating cash flows


                                      -6-
to decline sharply in 1996 as compared to 1995. Management expects that cash generated from operations will increase as the Company collects its receivables and continues to improve its operating profitability. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year end. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations.

The Company has adopted a very conservative capital expenditure budget for 1996, due to the fact that the Company is nearing completion of its program to reduce the average age of its fleet. Thus far in 1996, the Company has replaced 500 older 48-foot van trailers with new 53-foot trailers. As a result of acquiring this new equipment, our van division's trailer pool has been converted to almost entirely 53-foot trailers.

The Company expects to replace some flatbed trailers during the second quarter of 1996.

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

RECENT DEVELOPMENTS AND TRENDS. During the second half of 1995, the Company experienced weakened freight demand and is uncertain as to how long this situation may continue through future periods. It appears that some of the Company's competitors have over-expanded their fleets and are discounting their rates in order to maintain the volume needed to support their excess equipment capacity. To the extent, if any, that the weaker freight level and equipment over-capacity situation continues, its impact on the Company's results of operations would be negative. In response to the weakened freight levels, the Company reduced non-driver payroll by approximately 5% in mid-1995, adopted a very conservative future capital expenditure budget, increased marketing efforts, and is considering other actions. Except for the impact of severe weather, the Company's volume in early 1996 has improved, primarily as a result of our more aggressive marketing program. While the Company is more optimistic about future business levels, it cannot predict whether this positive trend will continue.



                                      -7-
Fuel prices were sharply higher during the first quarter of 1996. Among other actions, the Company has passed some of the additional costs along to its customers by collecting fuel surcharges. The Company cannot predict when fuel prices will return to more normal levels or how much of the additional costs will be offset by surcharges.




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibit 27 Financial Data Schedule (for SEC use only)

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1996.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  May 14, 1996                         By:  ROBERT Y. FOX
       --------------------                      ---------------------------
                                                 Robert Fox
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 Signed in the dual capacity
                                                 of a duly authorized officer
                                                 of the Registrant and the
                                                 Principal Accounting Officer
                                                 of the Registrant

















                                      -8-