Form 10-Q
period 1996-06-30
BUILDERS TRANSPORT INC
filed 1996-08-14
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1996            Commission File No 0-11300


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
                                                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at August 2, 1996
- ----------------------------                    -----------------------------
Common Stock, par value $.01                               5,100,017
         per share















                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
- -------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of June 30, 1996
        and December 31, 1995                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended June 30, 1996 and 1995 and the Six Months
        Ended June 30, 1996 and 1995                                        3

     Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1996 and 1995                                 5

     Notes to Condensed Consolidated Financial Statements                   6,7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8


Part II   OTHER INFORMATION

ITEM 1.   LEGAL                                                             *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   *

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  12




* No information submitted under this caption.















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                    June 30       December 31
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $      82        $     109
   Accounts receivable, less allowances
     (June 30, 1996  -  $633
      December 31, 1995  -  $511)                     37,284           28,815
   Prepaid expenses                                   16,852           17,171
   Repair parts and operating supplies                 2,907            3,233
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             57,125           49,328


PROPERTY AND EQUIPMENT                               301,536          301,924
   Less accumulated depreciation
     and amortization                               (105,231)        (102,662)
                                                   ---------        ---------
     TOTAL PROPERTY AND EQUIPMENT                    196,305          199,262



OTHER ASSETS                                          23,810           23,471
                                                   ---------        ---------


     TOTAL ASSETS                                  $ 277,240        $ 272,061
                                                   =========        =========



















                                      -1-

                                                    June 30       December 31
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $   9,356        $   9,551
   Other current liabilities                          11,713           12,572
   Current maturities of long-term debt               34,191           36,366
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                        55,260           58,489

LONG-TERM DEBT
   Revolving credit agreement                         13,642            3,469
   Convertible Subordinated Debentures                46,789           46,789
   Capital leases and other                          112,520          114,504
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                            172,951          164,762

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                               2,013            2,013
   Other                                               8,292            8,508
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                          10,305           10,521

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at June 30, 1996 or December 31, 1995
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,270,600 shares at June 30, 1996 and
     6,218,347 shares at December 31, 1995                63               62
     Paid-in capital                                  33,671           33,281
     Unearned compensation related to
     ESOP receivable                                  (4,442)          (4,477)
     Retained earnings                                24,229           24,201
                                                   ---------        ---------
                                                      53,521           53,067
   Less cost of common stock in treasury
     (1,170,583 shares at June 30, 1996 and
      1,168,083 shares at December 31, 1995)         (14,797)         (14,778)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       38,724           38,289
                                                   ---------        ---------

CONTINGENT LIABILITIES

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 277,240        $ 272,061
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

See notes to condensed consolidated financial statements
                                      -2-
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES


                                    Three Months Ended        Six Months Ended
                                    June 30     June 30      June 30    June 30
                                     1996        1995          1996       1995
                                   ---------   ---------  ---------   ---------
                                  (In thousands, except   (In thousands, except
                                    per share amounts)      per share amounts)

OPERATING REVENUE                  $  73,442  $  74,847   $ 143,929  $ 147,961

OPERATING EXPENSES:
  Wages, salaries, and employee
    benefits                          29,922     29,952      59,312     60,227

  Operations and maintenance          14,980     15,009      29,529     29,842

  Operating taxes and licenses         6,850      6,937      13,823     13,927

  Insurance and claims                 3,689      3,710       7,562      7,083

  Communications and utilities         1,198      1,056       2,437      2,332

  Depreciation and equipment rents     6,767      6,168      13,377     12,130

  (Gain) on disposition of
     operating assets                   (483)      (180)     (1,322)      (320)

  Rents and purchased transportation   5,524      4,848      10,397      9,242

  Other operating expenses               375        321         608        659
                                   ---------  ---------   ---------  ---------
    Total Operating Expenses          68,822     67,821     135,723    135,122
                                   ---------  ---------   ---------  ---------

OPERATING INCOME                       4,620      7,026       8,206     12,839

OTHER DEDUCTIONS:
   Interest and other expenses         4,036      3,510       8,160      6,984

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                      584      3,516          46      5,855

PROVISION FOR INCOME TAXES               227      1,371          17      2,283
                                    --------  ---------   ---------  ---------

  NET INCOME BEFORE
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                     357      2,145          29      3,572
                                   ---------  ---------   ---------  ---------
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                      --         --          --     (7,291)
                                   ---------  ---------   ---------  ---------
  NET INCOME (LOSS)                $     357  $   2,145   $     $29  $  (3,719)
                                   =========  =========   =========  =========
                                      -3-
PRIMARY INCOME (LOSS) PER SHARE:

  NET INCOME PER SHARE BEFORE
   CUMULATIVE EFFECT               $     .07  $     .40   $     .01  $    0.67
                                   ---------   --------   ---------  ---------
   CUMULATIVE EFFECT               $      --  $      --   $      --  $   (1.36)
                                   ---------  ----------  ---------  ---------
   EARNINGS PER SHARE              $     .07  $     .40   $     .01  $    (.69)
                                   =========  =========   =========  =========

FULLY DILUTED INCOME (LOSS) PER SHARE:

NET INCOME PER SHARE BEFORE
   CUMULATIVE EFFECT               $     .07  $     .38   $     .01  $    0.67
                                   ---------   --------   ---------  ---------
   CUMULATIVE EFFECT               $      --  $      --   $      --  $   (1.36)
                                   ---------  ----------  ---------  ---------
   EARNINGS PER SHARE              $     .07  $     .38   $     .01  $    (.69)
                                   =========  =========   =========  =========





See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                         Six Months Ended
                                                     June 30          June 30
                                                       1996             1995
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $   5,240       $  18,806

INVESTING ACTIVITIES
   Purchases of property and equipment                 (1,475)         (4,139)
   Proceeds from disposal of property and equipment     5,492           3,628
                                                    ---------       ---------
   NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                           4,017            (511)

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                              14,468              --
   Principal payments on lines of credit,
     long-term debt and capital lease obligations     (23,732)        (18,188)
   Proceeds from the issuance of common stock              --              12
   Purchase of Treasury Stock                             (19)            (74)
                                                    ---------       ---------
   NET CASH USED BY FINANCING ACTIVITIES               (9,283)        (18,250)
                                                    ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (26)              45

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              108               9
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      82       $      54
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   7,966       $   6,604

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $  15,278       $  49,501

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $      --       $      25


See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B -- EARNINGS PER SHARE



                               Three Months Ended         Six Months Ended
                              June 30     June 30       June 30     June 30
                               1996         1995         1996         1995
                           -----------  -----------  -----------  -----------
PRIMARY:
Average shares outstanding   6,270,100    6,210,113    6,252,418    6,208,621
Assumed exercise of stock
   options                     225,147      241,060      198,730      276,941
Treasury stock              (1,170,583)  (1,114,333)  (1,170,556)  (1,113,662)
                           -----------  -----------  -----------  -----------
  Totals                     5,324,664    5,336,840    5,280,592    5,371,900
                           ===========  ===========  ===========  ===========
Net income (loss)          $   357,113  $ 2,145,374  $    28,723  $(3,719,490)
                           ===========  ===========  ===========  ===========
Per share amount:
  Net income               $       .07  $       .40  $       .01  $      (.69)
                           ===========  ===========  ===========  ===========

FULLY DILUTED:
Average shares outstanding   6,270,100    6,210,113    6,252,418    6,208,621
Assumed exercise of stock
 options                       225,147      250,179      270,661      297,774
Assumed conversion of 8%
 Convertible Subordinated
 Debentures issued
 September 9, 1985           1,060,775    1,104,508    1,075,346    1,104,508
Assumed conversion of
 6 1/2% Convertible
 Subordinated Debentures
 issued May 9, 1986            592,079      592,079      592,079      606,649
Treasury stock              (1,170,583)  (1,114,333)  (1,170,556)  (1,113,662)
                           -----------  -----------  -----------  -----------
  Totals                     6,977,518    7,042,546    7,019,948    7,103,890
                           ===========  ===========  ===========  ===========

Net income (loss)          $   357,113  $ 2,145,374  $    28,723  $(3,719,490)

Add 8% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             314,906      324,286      642,019      648,572

Add 6 1/2% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             220,947      218,519      444,322      447,793
                           -----------  -----------  -----------  -----------
Adjusted net income        $   892,966  $ 2,688,179  $ 1,115,064  $(2,623,125)
                           ===========  ===========  ===========  ===========
Per share amount:
Net income                 $       .13* $       .38  $       .16* $      (.37)*
                           ===========  ===========  ===========  ===========


*  Anti-dilutive



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES (continued)

Note C -- CREDIT AGREEMENT

During the second quarter the Company and its lenders amended the revolving credit facility to provide to the Company, among other things, lower rates and fees, increased borrowing capacity and an extension of the scheduled expiration date of the credit agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the second quarter of 1996 were $73.4 million, compared to $74.8 million for the second quarter of 1995, and for the first six months of 1996, were $143.9 million, compared to $148.0 million for the first six months of 1995.

Net income for the second quarter of 1996 was $357,000, compared to $2,145,000 for the second quarter of 1995, and net income for the first six months of 1996 was $29,000 compared to a net loss of $3,719,000 (including the cumulative effect of the accounting change resulting from the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" as of January 1, 1995).

The operating ratio (operating expenses as a percentage of operating revenues) was 93.71% and 94.3% for the second quarter and first six months of 1996, respectively, compared to 90.61% and 91.32% for the same periods in 1995. Operating income during the second quarter was $4.6 million, compared to $7.0 million in the second quarter of 1995 and for the first six months of 1996 was $8.2 million, compared to $12.8 million for the first six months of 1995. The increase in operating expenses as a percentage of revenues, was primarily attributable to a very substantial increase in fuel prices in 1996. Operating profitability in the second quarter of 1996 was negatively impacted by approximately $1,000,000 as a result of the significantly higher fuel costs.

A shortage of truck drivers negatively impacted operating profitability, resulting in approximately 5% of the tractor fleet going unmanned. The Company experienced a revenue shortfall of $3-$4 million as a result of the driver shortage. In response to the driver situation, the Company brought in a new recruiting team during April. This team has initiated a company-wide approach to keeping tractors manned and to growing the Company's owner-operator fleet aggressively. The Company has already made substantial progress in manning its equipment since changing its recruiting staff and its approach to manning equipment.

The Company increased its use of owner-operators to 212 contractors, on average, during the second quarter of 1996, compared to an average of 188 owner-operators during the corresponding period in 1995. This caused an increase in the Company's rents and purchased transportation expenses during the second quarter of 1996, as compared to the second quarter of 1995.

The Company's freight volume was relatively strong throughout the second quarter. The Company's management is cautiously optimistic that the freight market will continue to improve and that increased demand, along with some of the new business that has been recently added, will result in long-term revenue growth. If freight demand continues to be solid and the Company can get its equipment fully manned, operations and profitability should continue to improve.

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

RECENT DEVELOPMENTS AND TRENDS. Over the past year or so, the Company experienced weakened freight demand. However, this situation is continuing to improve and the Company's freight volume has been relatively strong recently.

While the Company is more optimistic about future business levels, the Company cannot predict whether this positive trend will continue or when it can obtain meaningful rate increases from the majority of its customers.

Fuel prices were sharply higher during the second quarter of 1996. Among other actions, the Company has passed some of the additional costs along to its customers by collecting fuel surcharges. Fuel prices have decreased some recently, but the Company cannot predict if fuel prices will return to a more nearly normal level.

The Company experienced a shortage of qualified drivers during the second quarter, resulting in approximately 5% of its tractor fleet going unmanned. Recently, the Company has improved its driver situation as a result of changes in driver recruiting personnel and in its approach to manning equipment. The Company believes that it has improved its ability to recruit and retain quality drivers by these initiatives and anticipates moving toward full capacity over the coming months. However, driver availability and retention are industry-wide issues, and the Company expects that finding and keeping high quality drivers will continue to be a significant challenge for the Company.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The current ratio was 1.03 at June 30, 1996, compared to .84 at December 31, 1995. Accounts Receivable increased by 29%, as compared to December 31, 1995, due to seasonal increases in volume, receivable collections delays resulting from problems associated with the conversion to new computer software and an increase in other receivables.

Cash provided by operations was $5.2 million for the first six months of 1996, as compared to $18.8 million for the first six months of 1995. Lower operating income and increased accounts receivable caused operating cash flows to decline in 1996 as compared to 1995. Management expects that cash generated from operations will increase as the Company collects its receivables and continues to improve its operating profitability. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year end. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations.

During the quarter the Company and its lenders amended the revolving credit facility. This agreement benefits the Company in several ways. It provides to the Company, among other things, lower rates and fees, increased borrowing capacity and an extension of the scheduled expiration date of the credit agreement to December 31, 1999. The credit agreement fits the Company's current credit needs. The Company also believes that it is very advantageous to continue the long-standing banking relationship with the Company's current lenders. They have a proven track record for responding quickly to the Company's evolving credit requirements.

The Company has, essentially, completed its program to reduce the average age of its fleet. The Company may replace up to 200 older tractors during the latter part of 1996. Thus far in 1996, the Company has replaced 500 older 48-foot van trailers with new 53-foot trailers. As a result of acquiring this new equipment, the Company's van division's trailer pool has been converted to almost entirely 53-foot trailers. The Company is currently replacing 220 flatbed trailers and may replace some older tractors during the latter part of 1996.

PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  	Builders Transport, Incorporated's Annual Meeting of Stockholders was
       held on June 4, 1996.

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

     (i)  Nominees                      Votes Against                 Broker
        for Directors       Votes For    or Withheld   Abstentions   Non-Votes
     --------------------   ---------    -----------   -----------   ---------

     David C. Walentas      4,596,223       282,537         ---         ---
     Stanford M. Dinstein   4,591,812       286,948         ---         ---
     John R. Morris         4,597,284       281,476         ---         ---
     Arthur C. Baxter       4,596,414       282,346         ---         ---
     Frederick S. Morton    4,591,125       287,635         ---         ---
     Pierson G. Mapes       4,586,142       292,618         ---         ---

    (ii) Ratification of the Board of Directors reappointment of Ernst & Young as the Company s independent auditors to audit the financial statements of the Company for the current fiscal year.

                                        Votes Against                 Broker
                            Votes For    or Withheld   Abstentions   Non-Votes
                            ---------    -----------   -----------   ---------

                            4,852,730         8,583      17,447         ---

    (iii) To approve the Amended and Restated Builders Transport, Incorporated Non-Employee Director s Stock Option Plan and reserve 100,000 of the Company s Common Stock to be used by this plan.

                                        Votes Against                 Broker
                            Votes For    or Withheld   Abstentions   Non-Votes
                            ---------    -----------   -----------   ---------

                            4,246,100       594,863      35,320        2,477

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibit 10.1 Amendment and Waiver to the Amended and Restated Financing Agreement, dated as of May 28, 1993.


       Exhibit 27 Financial Date Schedule (for SEC use only)


  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 30, 1996.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  August 14, 1996                      By:  /S/ ROBERT Y. FOX
       -----------------------                   -----------------------------
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





















                                      -12