Form 10-Q
period 1996-09-30
BUILDERS TRANSPORT INC
filed 1996-11-14
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 1996        Commission File No 0-11300


                       BUILDERS TRANSPORT, INCORPORATED
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             58-1186216
-------------------------------                            -------------------

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

POST OFFICE BOX 7005, 2029 WEST DEKALB STREET, CAMDEN, SOUTH CAROLINA   29020
-----------------------------------------------------------------------------
            (address of principal executive offices and zip code)

Registrant's telephone number, including area code             (803) 432-1400
                                                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 11, 1996
----------------------------                    -----------------------------
Common Stock, par value $.01                               5,087,532
         per share













                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of September 30, 1996
        and December 31, 1995                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended September 30, 1996 and 1995 and the Nine Months
        Ended September 30, 1996 and 1995                                   3

     Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1996 and 1995                            4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              7


Part II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   *

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  9




* No information submitted under this caption.















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                  September 30      December 31
                                                       1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $     45         $    109
  Accounts receivable, less allowances
     (September 30,1996  -  $706;
      December 31, 1995  -  $511)                     36,305           28,815
  Prepaid expenses                                    15,865           17,171
  Repair parts and operating supplies                  3,139            3,233
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             55,354           49,328


PROPERTY AND EQUIPMENT                               304,873          301,924
  Less accumulated depreciation
     and amortization                               (111,516)        (102,662)
                                                   ---------        ---------

     TOTAL PROPERTY AND EQUIPMENT                    193,357          199,262


OTHER ASSETS                                          24,703           23,471
                                                   ---------        ---------


     TOTAL ASSETS                                   $273,414         $272,061
                                                   =========        =========

















                                     -1-



                                                  September 30      December 31
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  10,074        $   9,551
   Other current liabilities                          12,203           12,572
   Current maturities of long-term debt               37,262           36,366
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                        59,539           58,489

LONG-TERM DEBT
   Revolving credit agreement                         12,430            3,469
   Convertible Subordinated Debentures                44,632           46,789
   Capital leases and other                          110,937          114,504
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                            167,999          164,762

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                               2,013            2,013
   Other                                               7,379            8,508
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                           9,392           10,521

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at September 30, 1996 or December 31, 1995
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,270,600 shares at September 30, 1996 and
     6,218,347 shares at December 31, 1995                63               62
     Paid-in capital                                  33,674           33,281
     Unearned compensation related to
     ESOP receivable                                  (4,372)          (4,477)
     Retained earnings                                22,131           24,201
                                                   ---------        ---------
                                                      51,496           53,067
   Less cost of common stock in treasury
     (1,202,048 shares at September 30, 1996 and
      1,168,083 shares at December 31, 1995)         (15,012)         (14,778)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       36,484           38,289
                                                   ---------        ---------


     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 273,414        $ 272,061
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

See notes to Condensed Consolidated Financial Statements
                                      -2-
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                     1996        1995          1996       1995
                                   ---------   ---------  ---------   ---------
                                  (In thousands, except   (In thousands, except
                                    per share amounts)      per share amounts)

OPERATING REVENUE                  $  73,462  $  73,249   $ 217,390  $ 221,210

OPERATING EXPENSES:
  Wages, salaries, and employee
    benefits                          30,344     29,789      89,657     90,016
  Operations and maintenance          16,921     15,483      46,450     45,325
  Operating taxes and licenses         6,824      6,870      20,647     20,797
  Insurance and claims                 4,357      5,493      11,919     12,576
  Communications and utilities         1,145      1,226       3,581      3,558
  Depreciation and equipment rents     6,792      6,483      20,169     18,616
  (Gain) loss on disposition of
     operating assets                    363       (139)       (960)      (460)
  Rents and purchased transportation   5,765      4,962      16,163     14,204
  Other operating expenses               270        309         878        967
                                   ---------  ---------   ---------  ---------
    Total Operating Expenses          72,781     70,476     208,504    205,599
                                   ---------  ---------   ---------  ---------

OPERATING INCOME                         681      2,773       8,886     15,611

OTHER DEDUCTIONS:
   Interest and other expenses         4,120      3,920      12,280     10,904

INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                   (3,439)    (1,147)     (3,394)     4,707

PROVISION FOR INCOME TAXES            (1,341)      (447)     (1,324)     1,836
                                   ---------  ---------   ---------  ---------

  NET INCOME (LOSS) BEFORE
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                  (2,098)      (700)     (2,070)     2,871
                                   ---------  ---------   ---------  ---------
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                      --         --          --     (7,291)
                                   ---------  ---------   ---------  ---------
  NET LOSS                         $  (2,098) $    (700)  $  (2,070) $  (4,420)
                                   =========  =========   =========  =========

  NET LOSS PER COMMON SHARE        $    (.41) $    (.13)  $    (.39) $    (.83)
                                   =========  =========   =========  =========

  WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING        5,169,179  5,384,470   5,243,480  5,344,622

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                         Nine Months Ended
                                                            September 30
                                                       1996             1995
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  11,791       $  20,890

INVESTING ACTIVITIES
   Purchases of property and equipment                 (1,858)         (5,735)
   Proceeds from disposal of property and equipment     5,786           7,777
                                                    ---------       ---------
   NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                          3,928           2,042

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                              17,734           3,044
   Principal payments on lines of credit,
     long-term debt and capital lease obligations     (33,287)        (25,967)
   Proceeds from the issuance of common stock               4              69
   Purchase of Treasury Stock                            (234)            (74)
                                                    ---------       ---------
   NET CASH USED BY FINANCING ACTIVITIES              (15,783)        (22,928)
                                                    ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (64)              4

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              109               9
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      45       $      13
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $  11,971       $  10,703

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $  17,548       $  61,935

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     390       $      25


See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note B -- EARNINGS PER SHARE


                               Three Months Ended         Six Months Ended
                                  September 30              September 30
                               1996         1995         1996         1995
                           -----------  -----------  -----------  -----------
PRIMARY:
Average shares outstanding   6,270,442    6,214,445    6,258,470    6,210,583
Assumed exercise of stock
   options                      76,805      293,658      158,088      257,227
Treasury stock              (1,178,068)  (1,123,633)   (1,173,078)  (1,123,188)
                           -----------  -----------  -----------  -----------
  Totals                     5,169,179    5,384,470    5,243,480    5,344,622
                           ===========  ===========  ===========  ===========
Net loss                   $(2,098,492) $  (699,530) $(2,069,769) $(4,419,020)
                           ===========  ===========  ===========  ===========
Per share amount:
  Net loss                 $      (.41) $      (.13) $      (.39) $      (.83)
                           ===========  ===========  ===========  ===========

FULLY DILUTED:
Average shares outstanding   6,270,442    6,214,445    6,258,470    6,210,583
Assumed exercise of stock
 options                        76,805      297,797      206,042      272,495
Assumed conversion of 8%
 Convertible Subordinated
 Debentures issued
 September 9, 1985           1,001,516    1,078,014    1,050,557    1,085,900
Assumed conversion of
 6 1/2% Convertible
 Subordinated Debentures
 issued May 9, 1986            592,079      592,079      592,079      601,793
Treasury stock              (1,178,068)  (1,123,633)  (1,173,078)  (1,123,188)
                           -----------  -----------  -----------  -----------
  Totals                     6,762,774    7,058,702    6,934,070    7,047,583
                           ===========  ===========  ===========  ===========

Net loss                   $(2,098,492) $  (699,530) $(2,069,769) $(4,419,020)

Add 8% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             300,582      324,286      942,601      972,158

Add 6 1/2% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             223,375      218,519      667,697      666,312
                           -----------  -----------  -----------  -----------
Totals                     $(1,574,535) $  (156,725) $  (459,471) $(2,780,550)
                           ===========  ===========  ===========  ===========
Per share amount:
Net loss                   $      (.23)*$      (.02)*$      (.07)*$      (.39)*
                           ===========  ===========  ===========  ===========


*  Anti-dilutive



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES (continued)

Note C -- CREDIT AGREEMENT



During the first nine months of 1996, the Company purchased 700 new trailers and refinanced certain previously purchased tractors and trailers. The debt and capital leases associated with these activities was approximately $22 million. Additionally, the Company has placed orders for 200 new tractors to be purchased during the fourth quarter of 1996. The expected cost of these units is $14-$15 million which will be financed using capital leases.

In June 1996, the Company and its lenders amended the revolving credit facility to provide to the Company, among other things, lower rates and fees, increased borrowing capacity and an extension of the scheduled expiration date of the credit agreement. In September 1996, the Company prepaid a portion of its term loan with its primary lenders. As a result of this prepayment, the remaining outstanding balance of this loan was $2 million and is to be paid in quarterly installments of $500,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the third quarter of 1996 were $73.5 million, compared to $73.2 million for the second quarter of 1995, and for the first nine months of 1996, were $217.4 million, compared to $221.2 million for the first nine months of 1995.

The Company had a net loss of $2.1 million for both the third quarter and first nine-month period of 1996, as compared to net losses of $700,000 and $4.4 million for the comparable periods of 1995. Included in the 1995 nine-month results is the cumulative effect of the accounting change resulting from the adoption of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of as of January 1, 1995.

The operating ratio (operating expenses as a percentage of operating revenues) was 99.1% and 95.9% for the third quarter and first nine months of 1996, respectively, compared to 96.2% and 92.9% for the same periods in 1995. Operating income during the third quarter was $681,000, compared to $2.8 million in the third quarter of 1995 and for the first nine months of 1996 was $8.9 million, compared to $15.6 million for the first nine months of 1995.

The increase in operating expenses as a percentage of revenues, was partially attributable to a substantial increase in fuel prices in 1996. Fuel prices are at their highest levels in recent years. These higher fuel prices increased the Company's operating costs by approximately $1 million during the third quarter of 1996.

The Company's operating profitability was also reduced because approximately 5% of the tractor fleet was unmanned. Unmanned tractors reduced operating profitability during the third quarter approximately $2.5 million. While the Company believes progress is being made toward remanning the parked tractors it will likely take several more months to fully re-man the Company's fleet. See the discussion below under Recent Trends and Developments.

Although the Company is making progress in resolving the problems of higher fuel prices and unmanned equipment, it is expected that these problems will hinder the Company's operations into 1997. In addition to the corrective actions taken to address the driver shortage and fuel price situations, the Company is also focusing on opportunities to enhance the quality of revenue, increase equipment utilization and reduce operating costs.

The Company increased its use of owner-operators to 212 contractors, on average, during the third quarter of 1996, compared to an average of 179 owner-operators during the corresponding period in 1995. This caused an increase in the Company's rents and purchased transportation expenses during the third quarter of 1996, as compared to the third quarter of 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results may be affected by a number of factors such as: uncertainties relative to economic conditions; industry factors including, among others, competition, rate pressure, driver availability and fuel prices; and, the Company's ability to sell its services profitability, successfully increase market share in its core businesses and effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately or to effectively manage the impact on the Company of changes in the trucking, transportation and logistics industries.

Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performances should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


RECENT DEVELOPMENT AND TRENDS

Over the past year or so, the Company experienced weakened freight demand. This situation is now improving, and the Company's recent freight volume has been relatively strong. While the Company is more optimistic about future business levels, the Company cannot predict whether this positive trend will continue or when the Company can obtain meaningful rate increases from a significant portion of its customers. While the Company's freight volume was relatively strong throughout the third quarter, the trucking business tends to be seasonal, and the Company expects that demand for its services will be somewhat less during the upcoming winter months.

As noted above, fuel prices were sharply higher during the second and third quarters of 1996. While the Company has passed some of the additional costs along to its customers through fuel surcharges, the Company has been unable to collect enough fuel surcharges to offset the increases in fuel prices. The price of diesel fuel could remain high for several months. Historically, fuel prices are higher during the winter months, and fuel futures contracts for the first part of 1997 have traded at consistently high levels for several months. If the price of fuel remains high, the Company's operating profitability will continue to suffer.

The Company experienced a shortage of qualified drivers during the second and third quarters of 1996. As a result, approximately 5% of its tractor fleet went unmanned. The Company believes it is currently making consistent progress toward manning its empty tractors. It will take several more months, however, to fully re-man the Company's tractor fleet. Moreover, some of the Company's competitors have announced driver pay increases for 1997. This could adversely impact the Company's driver recruiting and retention and increase driver pay rates. Driver availability and retention are industry-wide issues, and the Company expects that finding and keeping high quality drivers will continue to be a major challenge for the Company.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year end.

The current ratio was .93 at September 30, 1996, compared to .84 at December 31, 1995. Accounts Receivable have increased by 26%, since December 31, 1995, due to seasonal increases in volume, receivable collections delays resulting from problems associated with the Company's conversion to new computer software and an increase in other receivables.

Cash provided by operations was $11.8 million for the first nine months of 1996, as compared to $20.1 million for the first nine months of 1995. Lower operating income and increased accounts receivable caused operating cash flows to decline during the first nine months of 1996 compared to the same period in 1995. Management expects that cash generated from operations will increase as the Company collects it receivables. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations. In anticipation of the seasonal diminished cash flow from operations and the payment of annual operating taxes and licenses in the first quarter of 1997, the Company has taken certain measures to improve liquidity and cash reserves. The Company's revolving credit facility has been increased by $2.5 million to $17.5 million. Additionally, the Company has refinanced some equipment which previously had been purchased through borrowings under the revolving credit facility. As of September 30, 1996, the Company had borrowing availability under the revolving credit facility of $5.1 million. Based on current cash flow projections, the $5.1 million borrowing capacity should provide the Company with sufficient liquidity during the slower winter months through the first quarter of 1997.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 Financial Date Schedule (for SEC use only)

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 30, 1996.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  November 14, 1996                      By:  /S/ ROBERT Y. FOX
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