Form 10-K
period 1996-12-31
BUILDERS TRANSPORT INC
filed 1997-03-31
CIK 726617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM  ________ TO  ________

                         COMMISSION FILE NUMBER 0-11300

                        BUILDERS TRANSPORT, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        58-1186216
        (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                         Identification No.)

              2029 W. DEKALB ST.,                                  29020-7005
       POST OFFICE BOX 7005, CAMDEN, SC                            (Zip Code)
   (Address of Principal Executive Offices)

                                 (803) 432-1400
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
           8% CONVERTIBLE SUBORDINATED DEBENTURES DUE AUGUST 15, 2005 6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE MAY 1, 2011
                              (Titles of Classes)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $16,830,665 as of March 21, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 21, 1997, of the registrant's only issued and outstanding class of stock, its $0.01 per share par value common stock, was 5,284,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than April 30, 1997.

================================================================================

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Builders is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. From its origins as a Southeastern regional, high service, flatbed carrier for a limited number of building materials shippers, the Company has expanded and developed into a carrier that provides dedicated contract carriage, dry van and flatbed service for shippers of a variety of products in the medium- and short-haul and regional markets. These products include, among others, textiles, tires, paper products, metal products, chemicals, consumer goods and building materials. Throughout its history, the Company has concentrated on tailoring its services to the specific requirements of individual customers. As a result, the preponderance of Builders' business involves providing high-quality, specialized services to service-sensitive shippers.

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

No single customer (including groups of customers under common control and affiliated customers) accounted for as much as ten percent of Builders' consolidated revenues in 1996.

OPERATIONS

Builders currently conducts operations from 44 terminals. Each terminal is the base for specific over-the-road tractors and is the domicile of the drivers who operate those tractors. Thirty-three of these terminals have facilities and staff to provide fueling and routine and heavy maintenance. The Company also operates miscellaneous staging lots near certain major shipping points. The Company believes this network of facilities enhances its ability to provide highly responsive, specialized services at its customers' major shipping locations in an efficient manner. This extensive terminal network also should give Builders an advantage over much of its competition in responding to the increasing regional carrier requirements of many shippers.

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

Dry Van Operations. The Company's Dry Van Division services a broad array of customers with a variety of shipping needs. Its primary traffic consists of medium-haul routes and is geographically confined to the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. The Division's customers include many Fortune 500 companies who subscribe to a "core-carrier" strategy as well as smaller companies with regional shipping needs. Services include just-in-time delivery, EDI and mobile satellite communications, as well as tailored services required to meet specific customer needs such as dedicated capacity and team operations.

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

Other Specialized Services. In addition to those already noted, other specialized services that all Builders' divisions offer to a shipper when required to meet its needs include the following: (i) assignment of a specific number of linehaul units to the shipper on a continuing basis; (ii) establishment of a trailer pool on the shipper's property or on a Company lot near the shipper's property; (iii) close coordination with the shipper to assure delivery at specified times; (iv) establishment of individualized pricing formats and information exchange systems, including electronic data interchange, to complement the shipper's systems designs and information flows; and (v) utilization of two-driver teams in those instances where a shipper's needs can be met more efficiently in that manner.

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

The directors of sales for the Flatbed and Van Divisions supervise the activities of regional sales managers in obtaining strategically located business to balance traffic flows. The directors of sales report directly to their respective division vice presidents. The vice president of Dedicated Fleet and two sales vice presidents within that division are responsible for developing contacts with shippers who desire dedicated services.

Builders compiles and publishes its own pricing schedules to maintain flexibility in responding rapidly to the varying service demands of its customers. It does not participate in any collective rate making with other carriers through rate bureaus or tariff publishing agents. The Company does not compete for, or handle, any less-than-truckload business.

REVENUE EQUIPMENT

At December 31, 1996, Builders' linehaul fleet, including owner-operators' equipment, consisted of 2,728 over-the-road tractors and 6,723 trailers. The equipment is assigned to the three operating divisions as follows: Flatbed Division 1,072 tractors and 1,877 trailers; Van Division 895 tractors and 2,625 trailers; and Dedicated Fleet 761 tractors and 2,221 trailers. The average age of Builders' tractors and trailers at December 31, 1996, was 2.5 years and 5.0 years, respectively. (See "Developments in the Company's Business -- Acquisition of Equipment.")

All Company-owned tractors are manufactured using consistent drive-train specifications. This standardization enables the Company to repair and service any unit of equipment at any of the Company's full-service terminal locations, provide a consistent and simplified driver training program, and reduce spare parts inventory to a minimum level. Virtually all tractors are now equipped with fully electronic engine systems.

Additionally, all tractors purchased since late 1994 have been premium tractors that represent a significant upgrade over the Company's previously existing tractor specifications. These new tractors include, among other things, extra large cabins, double sleeper bunks and more powerful electronic engines. The Company believes that this exceptional equipment will help, over time, to attract and retain high-quality, professional drivers by improving their work environment. The Company has over 1,300 two-way mobile satellite communication systems in the tractors that operate primarily in the Van Division.

COMPETITION

Competition is based largely on the price and quality of service offered. Builders competes predominately with private carriage and other truckload carriers. The Company competes to a lesser degree with railroads, intermodal carriers, air freight carriers, freight forwarding companies and less-than-truckload motor common carriers.

Builders concentrates on providing high quality, specialized transportation in the most efficient manner possible to service-sensitive customers operating in the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. Builders believes its extensive terminal network gives it an advantage over much of its competition in responding to the increasing regional carrier requirements of many shippers. Builders is often the primary carrier at the shipping locations that it serves.

EMPLOYEES

At December 31, 1996, Builders employed over 3,700 people of whom approximately 2,900 were drivers. None of the Company's employees is a member of any collective bargaining unit, and Builders' management believes employee relations are excellent.

Drivers. Builders has established several programs to increase driver loyalty and to give drivers a stake in the Company. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver's length of employment with Builders. The Company maintains a KSOP benefit plan for drivers and most other employees. Under this plan, Builders matches some portion of the employees' contribution in the form of Builders' common stock. (See Note 6 to Consolidated Financial Statements.)

Safety and Training. Builders conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed jointly by the Company's Safety and Fleet Development Departments. The Company's goal is to earn the reputation of being the safest truckload carrier in the industry.

All drivers meet or exceed all DOT qualifications. All driver qualification files are updated at least annually in an effort to ensure that compliance with DOT regulations is maintained. Since 1994, Builders has operated or contracted with driver schools to provide training for inexperienced, newly hired drivers and to help them acquire the federally mandated Commercial Drivers License. The Company believes that these driver schools will consistently produce better trained and more safety conscious drivers.

In addition, Builders has a comprehensive training program for all drivers newly hired by Builders including those with previous driving experience. Each driver applicant must pass a driving skills road test as part of the employment application and screening process. Once accepted for employment, each driver attends the Company's New Driver Orientation. New Driver Orientation is a three-day training program that is conducted at one of Builders' five regional training terminals. Among the topics included in Builders' training program, are: defensive driving; pre-trip inspection; regulatory compliance; hazardous materials handling; load fastening and protection; equipment maintenance; equipment operations; company policies; and emergency reporting procedures. This training is conducted by full-time training specialists. Drivers, regardless of past driving experience, must successfully complete this training prior to being released to a Driver Trainer. New drivers may be assigned to a qualified Driver Trainer for a period of up to three weeks, depending on their past driving experience and their skills mastery. The Driver Trainers complete evaluations of the new drivers, ensuring competence in basic driving and customer service skills.

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

OWNER-OPERATORS

During 1996, the Company continued to expand its fleet with equipment purchased by independent contractors ("owner-operators"). This provides marketing, operating, safety, recruiting, driver retention and financial advantages to the Company. In addition, the Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. At December 31, 1996, the Company had contracts with 223 owner-operators.

REGULATION

Builders' operations in interstate commerce were regulated by the Interstate Commerce Commission (the "ICC") through 1995. Effective December 31, 1995, the ICC was eliminated by the ICC Termination Act and certain of the ICC's authority was transferred to the United States Department of Transportation ("DOT"). Under the Termination Act, the DOT has assumed responsibility for motor carrier licensing, financial reporting, motor carrier self-insurance and certain other matters formerly under the ICC's jurisdiction. In this connection, the Termination Act created the Surface Transportation Board, an independent body within the DOT, to assume certain duties previously performed by the ICC. The remaining motor carrier oversight is now conducted by other departments in the DOT. There was no appreciable impact on the Company's operations during 1996 as a result of the transfer of authority to the DOT. The Termination Act also mandates that the DOT review over the next several years matters such as driver fatigue, registration of carrier insurance and cargo liability. The Company cannot assess at this time what effect, if any, these reviews may have on its operations.

The federal government and state agencies continue to regulate such matters as weight and dimensions of equipment. Safety requirements for motor carrier operations continue to be prescribed by the DOT. Additionally, Builders is subject to regulation by certain governmental agencies in Ontario and Quebec due to the Company's operations in those Provinces.

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

The Company self-insures its automobile liability and general liability exposures with a retention of $1,000,000 and $500,000, respectively, combined single limits per occurrence. The funding obligation within the retention is secured by a letter of credit in the amount of $1,000,000 payable to a trustee for potential claimants. Several umbrella liability policies increase both automobile and general liability coverage to $35,000,000.

Workers' compensation and employer's liability exposure is covered by a combination of self-insurance programs, self-insured excess insurance contracts and insurance contracts. A self-insured retention of $500,000 per occurrence applies to the self-insured states of Alabama, Arkansas, Georgia, Indiana, Kansas, Mississippi, North Carolina, Oklahoma, South Carolina and Tennessee with underwriters assuming excess liability up to statutory limits for workers' compensation and $1,000,000 per occurrence for employer's liability. Workers' compensation and employer's liability exposure is covered by insurance policies in Florida, Kentucky, Virginia, Illinois, Louisiana, Massachusetts, Michigan, New Jersey, New York and Pennsylvania. Coverage is provided to statutory limits with a deductible/retention of $250,000 per occurrence. Employer's liability coverage is $1,000,000 per occurrence. The Company's funding obligation within the deductible retention is secured by letters of credit in favor of the underwriter. The Company participates in state funds providing workers' compensation coverage in Ohio. In Texas, occupational accident, full medical and indemnity benefits are provided under a self-insured ERISA plan. The previously noted umbrella policy provides liability coverage of $34,000,000 in excess of the underlying coverages for workers' compensation and employer's liability.

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

DEVELOPMENTS IN THE COMPANY'S BUSINESS

Operations. The Company experienced a driver shortage throughout 1996. It reached its most serious level in the second quarter, and its severity gradually lessened during the remainder of the year. The driver shortage combined with inflationary costs, primarily in driver wages, a significant increase in fuel costs and a fourth quarter increase in the reserves for claims severely hampered 1996 operating results. Competitive pricing restraints in certain markets, as competitors discounted their rates, made it difficult to obtain adequate rate relief sufficient to cover the rise in fixed costs for the majority of the year. During the early part of 1997 the Company successfully obtained rate increases from several customers and by mid-March of 1997 the Company's trucks were fully manned.

Acquisition of Equipment. In 1996, Builders acquired 64 over-the-road tractors and 1,356 53-foot van and flatbed trailers. Capital expenditures during 1996 aggregated approximately $29.5 million relating primarily to the acquisition of revenue equipment. These expenditures were financed through internally generated funds and long-term financing.

Credit Agreement. In January 1997, the Company increased the revolving credit facility under its credit agreement to $22 million. The term loan portion of the credit facility (aggregating $2 million at December 31, 1996) was restructured to be payable in installments of $500,000 in the second and third quarters of 1997 with a final payment of $1 million in December 1997. (See Note 3 to Consolidated Financial Statements.) In January and March 1997 the Company and its lenders also amended other provisions of the Company's credit agreement to reflect 1996 results and 1997 projections. (See Note 3 to Consolidated Financial Statements.)

Potential Debt Restructuring. In Late March 1997, the Company retained Alex. Brown & Sons Incorporated as financial advisor to review various alternatives with respect to restructuring certain of the Company's debt obligations. In its announcement, the Company stated that it expected to begin preliminary discussions shortly with its equipment lessors and lenders and with representatives of the holders of its two series of Convertible Subordinated Debentures.

ITEM 2.   PROPERTIES.

At March 21, 1997, Builders operated 44 terminals, at the following locations:

     Birmingham, Alabama -- Flatbed
     Cuba, Alabama (Meridian, Mississippi area) -- Van and Flatbed
     Decatur, Alabama* -- Dedicated Fleet
     Hartselle, Alabama -- Dedicated Fleet
     Mobile, Alabama -- Flatbed
     West Memphis, Arkansas -- Flatbed and Dedicated Fleet
     Tampa, Florida* -- Flatbed
     Lakeland, Florida* -- Dedicated Fleet
     Forest Park, Georgia (Atlanta area) -- Dedicated Fleet
     Ft. Valley, Georgia (Atlanta area)* -- Dedicated Fleet
     McDonough, Georgia (Atlanta area) -- Flatbed and Van
     Newnan, Georgia -- Dedicated Fleet
     Savannah, Georgia -- Flatbed and Dedicated Fleet
     Akron, Indiana -- Dedicated Fleet
     Portage, Indiana* -- Flatbed
     Iowa City, Iowa* -- Dedicated Fleet
     Medicine Lodge, Kansas -- Flatbed
     Nicholson, Mississippi (New Orleans, Louisiana area) -- Flatbed Kalamazoo, Michigan* -- Dedicated Fleet
     Halifax, North Carolina -- Flatbed
     Lexington, North Carolina -- Van, Flatbed and Dedicated Fleet
     Lumberton, North Carolina -- Flatbed
     Monroe, North Carolina* -- Dedicated Fleet
     North Wilkesboro, North Carolina -- Dedicated Fleet
     Cincinnati, Ohio -- Dedicated Fleet
     Munroe Falls, Ohio* -- Dedicated Fleet
     Newark, Ohio -- Van
     Sidney, Ohio* -- Dedicated Fleet
     Youngstown, Ohio -- Flatbed
     Tulsa, Oklahoma -- Flatbed and Dedicated Fleet
     Carlisle, Pennsylvania -- Dedicated Fleet
     Hartsville, South Carolina -- Dedicated Fleet
     Laurens, South Carolina -- Van
     Lugoff, South Carolina (Camden area) -- Van, Flatbed and Dedicated Fleet North Augusta, South Carolina -- Dedicated Fleet, Flatbed and Van Spartanburg, South Carolina -- Van, Flatbed and Dedicated Fleet Carthage, Tennessee -- Dedicated Fleet
     Nashville, Tennessee -- Flatbed and Dedicated Fleet
     Newport, Tennessee* -- Dedicated Fleet
     White Pine, Tennessee -- Van
     Dallas, Texas -- Van and Flatbed
     Rotan, Texas -- Flatbed
     Kinsale, Virginia -- Flatbed
     Parkersburg, West Virginia -- Dedicated Fleet

---------------

* These 11 terminals, while being the base for over-the-road tractors and the domicile for drivers, do not include the facilities for both routine and heavy maintenance that is otherwise characteristic of Builders' full-service terminal network.

Of the 44 terminals, 22 are owned outright (subject to encumbrances securing the Company's credit facility), and 22 are operated under lease agreements.

The Company's general offices and division headquarters for Flatbed, Van and Dedicated Fleet, comprising 32,000 square feet, are located in Camden, South Carolina. Builders also operates a corporate maintenance support facility in a 55,000-square foot building in Lugoff, South Carolina, near the Company's general offices. This facility includes shops where new tractors are prepared for service, and tractor and trailer body work and painting are done. Builders' general offices and division headquarters were sold during 1995 in a sale and leaseback transaction. (See Note 8 to Consolidated Financial Statements.) This lease is for a five-year term with four successive optional renewal terms of five years each. The corporate maintenance facility is owned outright by the Company.

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

In addition, Builders operates miscellaneous staging lots near major shipping points. The Company also owns certain small real estate parcels; 55 acres of unimproved property on Hutchinson Island and a 22-acre tract of unimproved property, both near Savannah, Georgia; and commercial property which was formerly used for terminals in Grand Prairie, Texas, Midlothian, Texas (both near Dallas), and Amarillo, Texas. The Grand Prairie property is under lease.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

The table set forth below includes, as of March 21, 1997, the names and ages of all executive officers of the Company and all positions and offices with the Company held by such persons. Each such person has been elected to serve until the next annual meeting of the Company's Board of Directors and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Each of the officers listed below, except Daniel P. Braatz has, throughout the past five years, served in one or more executive capacities with the Company and/or its affiliates. There are no family relationships among executive officers or other significant employees.

Mr. Braatz was elected to his position as Vice President, Flatbed Division in December 1996. Prior to joining Builders in August 1996, Mr. Braatz served in several management positions with J. B. Hunt Transport for more than the past five years. His most recent position with J. B. Hunt was Senior Vice President Sales and Marketing.

Name                                              Age               Current Position
----                                              ---               ----------------
David C. Walentas...............................  58    Chairman of the Board
Stanford M. Dinstein............................  49    Vice Chairman and Chief Executive Officer
John R. Morris..................................  53    President and Chief Operating Officer
T. M. Guthrie...................................  49    Chief Financial Officer and Treasurer
Philip M. Adams.................................  47    Vice President, Van Division
P. Michael Davis................................  56    Vice President, Dedicated Fleet Division
Daniel P. Braatz................................  47    Vice President, Flatbed Division

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Builders Transport, Incorporated's Common Stock trades on The Nasdaq Stock Market under the ticker symbol "TRUK". As of March 21, 1997, there were approximately 2,000 holders of the Company's Common Stock (including individual participants in security position listings). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1995:

1995                                                           High      Low
----                                                          ------    ------
First Quarter...............................................  12.625    10.500
Second Quarter..............................................  12.000    10.875
Third Quarter...............................................  13.500    11.000
Fourth Quarter..............................................  12.250     7.375

1996                                                           HIGH      LOW
----                                                          ------    -----
First Quarter...............................................  10.125    7.375
Second Quarter..............................................   9.875    7.625
Third Quarter...............................................   8.875    6.500
Fourth Quarter..............................................   6.875    2.500

On March 21, 1997, the last sale price for the Common Stock was $3.625 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                      Year Ended December 31,
                                        ----------------------------------------------------
                                          1996       1995       1994     1993(1)      1992
--------------------------------------------------------------------------------------------
                                              (In thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Operating revenues....................  $289,419   $289,527   $286,243   $250,009   $221,908
Provision for special charge(2).......                1,420         --         --         --
Operating income......................    (2,500)    15,149     19,710     17,131     12,206
Interest expense and other expenses...    16,033     15,145     12,593     11,499     11,183
                                        --------   --------   --------   --------   --------
Income (loss) before income taxes and
  cumulative effect of accounting
  changes.............................   (18,533)         4      7,117      5,632      1,023
Provision (benefit) for income
  taxes...............................    (3,300)      (215)     2,602      2,590        797
                                        --------   --------   --------   --------   --------
Income (loss) before cumulative effect
  of accounting changes...............   (15,233)       219      4,515      3,042        226
Cumulative effect of accounting
  changes,
  net of taxes(3).....................        --     (7,291)        --         --         --
                                        --------   --------   --------   --------   --------
Net income (loss).....................  $(15,233)  $ (7,072)  $  4,515   $  3,042   $    226
                                        ========   ========   ========   ========   ========
Earnings (loss) per common share:
Income (loss) before cumulative effect
  of accounting change................  $  (2.91)  $    .04   $    .81   $    .57   $    .04
Cumulative effect of accounting
  change..............................        --      (1.38)        --         --         --
                                        --------   --------   --------   --------   --------
Net income (loss)(4)..................  $  (2.91)  $  (1.34)  $    .81   $    .57   $    .04
                                        ========   ========   ========   ========   ========
BALANCE SHEET DATA
Total assets..........................  $268,346   $272,061   $244,067   $207,665   $167,874
Long-term debt including current
  maturities .........................   207,144    201,128    163,199    130,869    106,544
Total stockholders' equity............    23,323     38,289     45,578     43,087     36,802

---------------

(1) Includes operations of VMC truckload division since August 27, 1993.
(2) Special charge relates to the sale and exiting of the tire loading and warehousing operations in February 1996.
(3) Cumulative effect adjustment relates to the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of."
(4) The computation of fully diluted earnings (loss) per common share is antidilutive for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the periods indicated.

                                                               Percentage of Operating Revenue
                                                                   Year Ended December 31
                                                              ---------------------------------
                                                               1996         1995         1994
-----------------------------------------------------------------------------------------------
Operating revenue...........................................    100.0%      100.0%        100.0%
                                                                -----        -----        -----
Operating expenses:
Wages, salaries and employee benefits.......................     41.7        41.2          41.5
Operations and maintenance..................................     23.3        20.5          22.4
Operating taxes and licenses................................      9.4         9.5           9.8
Insurance and claims........................................      7.5         6.2           4.8
Communications and utilities................................      1.7         1.6           1.7
Depreciation and equipment rents............................      9.3         8.5           9.2
(Gain) on disposition of carrier property and equipment.....      (.2)        (.2)          (.2)
Rents and purchased transportation..........................      7.6         6.6           3.6
Miscellaneous operating expenses............................       .6          .4            .3
Special charges.............................................       --          .5            --
                                                                -----        -----        -----
Total operating expenses....................................    100.9        94.8          93.1
                                                                -----        -----        -----
Operating income............................................      (.9)        5.2           6.9
Interest and other expenses.................................      5.5         5.2           4.4
Provision (benefit) for income taxes........................     (1.1)        (.1)           .9
                                                                -----        -----        -----
Net income before cumulative effect of accounting change....     (5.3)         .1           1.6
Cumulative effect of accounting change......................       --        (2.5)           --
                                                                -----        -----        -----
Net income (loss)...........................................     (5.3)%      (2.4)%         1.6%
                                                                =====        =====        =====

The following table sets forth certain industry data regarding the operations of the Company.

                                                               Year Ended December 31
                                                            -----------------------------
                                                             1996       1995       1994
-----------------------------------------------------------------------------------------
Truckloads per week.......................................    9,621      9,879      9,251
Average miles per trip....................................      514        495        519
Total tractor miles (in thousands)........................  257,000    254,000    250,000
Total tractors operated (at year end):
Company-owned.............................................    2,562      2,606      2,474
Owner-operators...........................................      223        204        150
Total tractors............................................    2,785      2,810      2,624
Total trailers operated (at year end).....................    6,765      6,283      6,214

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Operating revenues for the year ended December 31, 1996 were $289.4 million compared to $289.5 million in 1995. Operating revenues for 1995 included revenues totaling $5.7 million associated with the tire loading and warehousing operations closed in February 1996. The Company's revenue was negatively impacted by the large number of unmanned tractors during 1996 due to the Company's inability to hire and retain an adequate number of qualified drivers.

During 1996, the Company recorded an operating loss of $2.5 million and a net loss of $15.2 million ($2.91 loss per share). In 1995, the Company recorded operating income of $15.1 million and a net loss of $7.1 million, after cumulative effect of an accounting change ($1.34 loss per share).

The operating ratio (operating expenses as a percentage of operating revenues) was 100.9% for 1996 compared to 94.8% for 1995. The increased operating ratio resulted from the following:

Operating revenues suffered from an inability to obtain adequate rate relief to cover inflationary costs, primarily driver wages.

Wages, salaries and employee benefits as a percentage of revenues increased, due to an increase in driver wages and workers' compensation costs that were partially offset by a reduction in non-driver employees, an increase in the use of owner-operators, and the closing of the tire loading and warehousing operations. Driver wages increased one cent per mile in January 1996. Workers' compensation costs increased $2.4 million compared to 1995, primarily, as a result of an increase in the frequency and severity of accidents and injuries due in part to the bad winter weather in early 1996.

Operations and maintenance expenses increased 14 percent due to a substantial increase in fuel, repair and tire costs. Fuel costs increased $5.2 million, repair costs increased $1.4 million and tire costs increased $1.6 million during 1996.

Insurance and claim expenses rose 22 percent due to the number and severity of accidents during 1996 and the high amount required to settle several of the claims. This resulted in upward revisions in some open claims files.

Depreciation and equipment rents increased ten percent due to the pace of depreciation accompanying the Company's equipment replacement program. 1996 depreciation expenses included a full year's depreciation on equipment acquired in 1995, as well as, a partial year's depreciation on equipment added in 1996. Increased reliance on owner-operators partially offset this increase.

Rents and purchased transportation costs increased 14 percent reflecting the continued increase in use of owner-operators. The number of owner-operators employed by the Company increased to 208, on average, during 1996. In 1995 the average number of owner-operators employed by the Company was 182. This increase caused a redistribution of certain costs from expense categories related to Company-owned equipment (fuel, driver wages, depreciation, etc.) to the rents and purchased transportation expense account.

Interest and other expenses rose six percent in relation to revenue to $16.0 million in 1996, due in large part to the additional interest charges associated with debt incurred as a result of the Company's equipment replacement program. During 1996, a full year's interest was incurred on obligations used to purchase equipment added in 1995, as well as a partial year's interest on obligations used to purchase equipment added in 1996.

The Company made certain year-end adjustments in 1996 resulting from changes in estimates relating to reserves for claims payable that were material to the results of the fourth quarter. These adjustments, after applicable income tax reduction reduced net income by approximately $3,000,000 or $.58 per share.

The income tax benefit for 1996 was reduced by recording an income tax valuation allowance of $3.2 million based on the Company's assessment of the likelihood of not realizing a portion of the net operating loss and credit carryforwards. The Company expects to generate future taxable income to realize the remaining net operating loss and credit carryforwards. (See Note 5 to Consolidated Financial Statements.)

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

Insurance and claims expense as a percentage of revenues rose 30%, as a result of a claim settlement at an unanticipated level that cost the Company $2.5 million and as a result of general upward revisions in other open claims. The $2.5 million claim settlement was unique in the Company's experience in terms of both its size and its impact on results of operations. The Company has increased its liability insurance limit to $35 million primarily in response to this loss. Management expects that insurance claim expenses will stabilize near a more traditional level in the future, as this unprecedented claim was fully settled during 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations decreased to $15.7 million in 1996 from $29.9 million during 1995. The Company's cash flows and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses. Cash flow from operations generally increases consistently beginning in the second quarter through year-end. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations. Outstanding borrowings under the revolver increased to $13.3 million at December 31, 1996, compared to $3.5 million at December 31, 1995. Borrowing availability after a January 1997 amendment was $8.7 million. (See Note 3 to Consolidated Financial Statements.)

In addition to the $22 million revolving credit facility, the other items available in the $36.5 million credit agreement were a $2 million term loan and an irrevocable letter of credit facility of up to $12.5 million.

Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement, or $22 million, whichever is less. The interest rate on borrowings under the credit agreement is prime plus 1%. Fees on outstanding letters of credit are 2 1/4% per annum, and fees on the unused portion of the revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements. The credit agreement includes certain financial covenants and restrictions on payments of dividends, capital expenditures, indebtedness and the sale of certain assets, all of which the Company anticipates that it should be able to comply with in the foreseeable future. The $2,000,000 term portion of the credit agreement is payable in installments of $500,000 for the second and third quarters of 1997 with a final payment of $1,000,000 in December 1997. The entire credit agreement is scheduled to expire at December 31, 1999.

Traditionally, the Company has replaced its then existing credit agreements well in advance of their scheduled maturities in response to changing needs and credit environments. Based on past experience and its relationships with its current lead lender, Builders anticipates that it should be able to negotiate an extension to, or replacement of, the current credit agreement well in advance of scheduled maturities, if necessary. Management believes that cash flows generated from operations will be adequate to meet cash requirements for 1997. On a longer term basis, the Company believes it has the ability to finance its capital expenditure needs for the foreseeable future.

Capital expenditures during 1996 were $29.5 million including capitalized leases of $27.4 million. These capital expenditures and capital leases were primarily for new, more efficient revenue equipment that replaced older equipment that was sold. Proceeds from the sale of property and equipment amounted to $10.1 million.

The Company has adopted a very conservative capital expenditure budget for 1997, due to the newer fleet. The Company has not made any 1997 capital purchase commitments.

As a result of the reduced capital expenditure budget for 1997, the Company currently plans to repay a significant amount of equipment debt during 1997. The Company will remain highly leveraged for the foreseeable future, however, without a significant equity infusion. The majority of the Company's debt relates to equipment financing and is closely matched with the expected useful lives of the equipment collateralizing the debt. (See "-- Factors That May Affect Future Results -- Recent Developments and Trends.")

At December 31, 1996, the Company had available for issuance (and not otherwise reserved) 17 million authorized shares of its $.01 per share par value common stock and 1,000,000 authorized shares of its $.01 per share par value preferred stock. This stock could be issued, at any time, in connection with an acquisition, to increase working capital, or for any other business purpose deemed appropriate by the Board of Directors. Currently, there are no specific plans for the use of the available authorized stock.

SEASONALITY

In the trucking industry generally, results of operations reflect a seasonal pattern as customers reduce shipments during and after the winter, holiday season and its attendant weather variations. Accordingly, without growth in business, the first and fourth quarters of a year would account for less revenue and net income than the second and third quarters. Builders' quarterly results have traditionally reflected this seasonality. Moreover, the extent of these seasonal variations can change significantly from one year to the next depending, particularly, on the severity of winter weather and its impact on travel conditions and the economy.

IMPACT OF INFLATION

Inflation has in the past been, and may in the future be, a significant factor in the economy. While the Company does not believe that inflation had a significant impact on its results of operations in 1996, Builders continues to monitor closely the impact of inflation, if any, and to optimize its impact on prevailing price trends.

Equipment. The service lives of the Company's revenue equipment are relatively short (five to ten years), and a regular cycle of equipment replacement ensures that depreciation, as reported in the financial statements, reasonably approximates current costs. This tends to neutralize, over time, the impact of inflation in the cost of new equipment on results of operations.

Fuel. The cost and availability of fuel is significant to Builders' results of operations. Historically, the Company has never experienced a situation in which fuel shortages were so severe that adequate supplies could not be obtained, nor is the Company aware of this having ever been the case for other companies in the truckload segment of the industry. Fuel shortages do impact prices, however, and from time to time in the past, fuel costs have been volatile. During 1996 fuel prices soared. Prices peaked in late 1996 and early 1997 and have recently dropped, although not to the level of January 1996. When fuel prices have spiked in the past, the Company and others in the industry have been able to ameliorate, to some extent, the negative effect on results of operations by imposing fuel surcharges. Shippers' acceptance of fuel surcharges typically lags behind the increase in fuel prices. Thus, the level of such surcharges is sometimes not sufficient to offset totally the negative impact of the increased costs until fuel prices recede toward their historic norms. This was the case in 1996 as the Company was able to offset only approximately 30% of the increase in fuel costs through surcharges compared to current recoveries of 80% to 90%.

The Company tries to minimize fuel costs by purchasing in bulk. Builder's bulk purchase program is facilitated by its 523,000 gallon active storage capacity at 16 terminals. Additionally, the Company has a network of 210 authorized truck stops, where it has negotiated fuel pump prices at an average wholesale rack price plus a small pumping fee for the vendor. The Company believes that this pricing arrangement helps to prevent the vendor from realizing excessive retail profit margins in certain less competitive areas. The Company has hedged its fuel costs on a limited basis in the past, and is currently considering hedging part of its 1997 fuel requirements.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency and various state environmental regulatory agencies regulate the Company's operations with respect to matters involving water quality and effluent limitation, underground storage tanks and the handling, storage and disposal of solid waste and hazardous materials.

Capital expenditures include amounts spent for various environmental matters. In addition, the Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable (based on case by case consultation with environmental specialists). Receivables relating to claims for recovery are recorded only when realization is probable. Recorded recoveries were not material at December 31, 1996.

Capital expenditures for all environmental control efforts were not material in 1996, and they are not expected to be material in 1997.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the

Company are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the SEC.

These "forward looking statements" are found at various places throughout this document. Additionally, the foregoing discussions under "Liquidity and Capital Resources," "Seasonality," "Impact of Inflation," and "Environmental Matters" are susceptible to the risks and uncertainties discussed below. Moreover, the Company through its senior management may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update "forward looking statements."

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

Recent Developments and Trends. The Company's recent freight volume has been relatively strong. While the Company is more optimistic about future business levels, the Company cannot predict whether this positive trend will continue. The Company has been focusing on opportunities within the Company to enhance revenue, to reduce operating costs and to improve the productivity of the work force. Recently, the Company has been successful in obtaining meaningful rate increases from a significant portion of its customers. The Company has made consistent progress for several months toward manning its empty tractors, and by mid-March 1997, they were fully manned. The Company has been successful in implementing fuel surcharges and is now recovering 80% to 90% of the additional cost of fuel that resulted from the 1996 price increases. Fuel prices appear to be declining from their peak in late 1996 and early 1997. This past winter was relatively mild in the Company's operating areas. Through mid-March 1997, accidents have decreased substantially. Of course, this favorable trend may or may not continue. During the latter part of 1996 the Company has identified numerous areas of potential cost reduction that, in the aggregate, should save the Company approximately $6 million in 1997. Most of these cost saving measures were in place by mid-March 1997. The Company is working on all of these activities simultaneously and expects to see a noticeable improvement in its operating results by the second quarter of 1997.

In late March 1997, the Company retained Alex. Brown & Sons Incorporated as financial advisor to review various alternatives with respect to restructuring certain of the Company's debt obligations. The Company announced that it expected to begin preliminary discussions shortly with its equipment lessors and lenders and with representatives of the holders of its two series of Convertible Subordinated Debentures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                    CONTENTS

Report of Independent Auditors..............................   20
Audited Consolidated Financial Statements
  Consolidated Statements of Operations.....................   21
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Stockholders' Equity...........   23
  Consolidated Statements of Cash Flows.....................   24
  Notes to Consolidated Financial Statements................   25

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Builders Transport, Incorporated

We have audited the accompanying consolidated balance sheets of Builders Transport, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Builders Transport, Incorporated and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

                                          ERNST & YOUNG LLP

Winston-Salem, North Carolina
March 28, 1997

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                             1996           1995           1994
---------------------------------------------------------------------------------------------------
                                                          (in thousands, except per share amounts)
Operating revenues......................................     $289,419       $289,527       $286,243
Operating expenses:
  Wages, salaries and employee benefits.................      120,707        119,236        118,729
  Operations and maintenance............................       67,452         59,370         64,247
  Operating taxes and licenses..........................       27,158         27,611         27,903
  Insurance and claims..................................       21,832         17,846         13,675
  Communications and utilities..........................        4,919          4,670          4,721
  Depreciation and equipment rents......................       27,040         24,559         26,306
  Gain on disposition of carrier property and
     equipment..........................................         (493)          (643)          (545)
  Rents and purchased transportation....................       21,883         19,164         10,548
  Miscellaneous operating expenses......................        1,421          1,145            949
  Special charges.......................................           --          1,420             --
                                                             --------       --------       --------
                                                              291,919        274,378        266,533
                                                             --------       --------       --------
Operating income (loss).................................       (2,500)        15,149         19,710
Interest and other expenses, net........................       16,033         15,145         12,593
                                                             --------       --------       --------
Income (loss) before income taxes and cumulative effect
  of accounting change..................................      (18,533)             4          7,117
Income tax benefit (provision)..........................        3,300            215         (2,602)
                                                             --------       --------       --------
Income (loss) before cumulative effect of accounting
  change................................................      (15,233)           219          4,515
Cumulative effect of accounting change, net of income
  taxes of $4,096.......................................           --         (7,291)            --
                                                             --------       --------       --------
Net (loss) income.......................................     $(15,233)      $ (7,072)      $  4,515
                                                             ========       ========       ========
Earnings (loss) per common share:
  Earnings (loss) per common share before cumulative
     effect of accounting change........................     $  (2.91)      $    .04       $    .81
  Cumulative effect of accounting change................           --          (1.38)            --
                                                             --------       --------       --------
  Earnings (loss) per common share......................     $  (2.91)      $  (1.34)      $    .81
                                                             ========       ========       ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                              --------------------
                                                                1996        1995
----------------------------------------------------------------------------------
                                                                 (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $     50    $    109
  Accounts receivable:
     Customers, less allowances of $456 in 1996 and $511 in
      1995..................................................    26,118      22,147
     Other..................................................     7,990       6,668
                                                              --------    --------
                                                                34,108      28,815
  Prepaid expenses:
     Tires in service.......................................    12,957      13,897
     Taxes, licenses and other..............................     1,964       3,274
     Repair parts and operating supplies....................     3,538       3,233
                                                              --------    --------
                                                                18,459      20,404
                                                              --------    --------
          Total current assets..............................    52,617      49,328
Property and equipment, net.................................   192,243     199,262
Other assets:
  Costs in excess of net assets of businesses acquired......    19,305      19,865
  Deferred income taxes.....................................       537          --
  Miscellaneous, less allowances of $168 in 1996 and 1995...     3,644       3,606
                                                              --------    --------
                                                                23,486      23,471
                                                              --------    --------
                                                              $268,346    $272,061
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued expenses...............  $ 11,756    $  9,551
  Taxes other than income...................................     1,315       1,866
  Wages, salaries and benefits..............................     3,496       3,043
  Claims payable............................................     9,426       5,285
  Deferred income taxes.....................................     1,613       2,378
  Current portion of long-term debt and capital lease
     obligations............................................    38,156      36,366
                                                              --------    --------
          Total current liabilities.........................    65,762      58,489
Long-term debt and capital lease obligations, less current
  portion...................................................   168,988     164,762
Deferred income taxes.......................................        --       2,013
Reserve for claims payable and other........................    10,273       8,508
Stockholders' equity:
  Preferred stock, par value $.01 per share: authorized
     1,000,000 shares; none outstanding.....................        --          --
  Common stock, par value $.01 per share: authorized
     25,000,000 shares; issued 6,270,600 shares in 1996 and
     6,218,347 shares in 1995...............................        63          62
  Capital in excess of par value............................    33,675      33,281
  Unearned compensation related to employee stock benefit
     plan (KSOP) receivable.................................    (4,337)     (4,477)
  Retained earnings.........................................     8,968      24,201
                                                              --------    --------
                                                                38,369      53,067
Less treasury stock, 1,207,051 shares in 1996 and 1,168,083
  shares in 1995, at cost...................................    15,046      14,778
                                                              --------    --------
          Total stockholders' equity........................    23,323      38,289
                                                              --------    --------
                                                              $268,346    $272,061
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Unearned
                                            Compensation
                                 Capital     Related to
                       Common   in Excess       KSOP       Retained   Treasury
                       Stock     of Par      Receivable    Earnings    Stock      Total
-----------------------------------------------------------------------------------------
                                                 (in thousands)
Balance at December
  31, 1993...........   $61      $32,261      $(4,763)     $ 26,758   $(11,230)  $ 43,087
Net income...........    --           --                      4,515         --      4,515
Issuance of common
  stock to 401(k)
  plan...............    --          248           --            --         --        248
Exercise of stock
  options............     1          669           --            --         --        670
Purchase of treasury
  stock..............    --           --           --            --     (3,088)    (3,088)
Contribution to
  KSOP...............    --           --          146            --         --        146
                        ---      -------      -------      --------   --------   --------
Balance at December
  31, 1994...........    62       33,178       (4,617)       31,273    (14,318)    45,578
Net loss.............    --           --           --        (7,072)        --     (7,072)
Issuance of common
  stock to 401(k)
  plan...............    --           25           --            --         --         25
Exercise of stock
  options............    --           78           --            --         --         78
Purchase of treasury
  stock..............    --           --           --            --       (460)      (460)
Contribution to
  KSOP...............    --           --          140            --         --        140
                        ---      -------      -------      --------   --------   --------
Balance at December
  31, 1995...........    62       33,281       (4,477)       24,201    (14,778)    38,289
Net loss.............                                       (15,233)              (15,233)
Issuance of common
  stock to 401(k)
  plan...............     1          357                                              358
Exercise of stock
  options............                 37                                               37
Purchase of treasury
  stock..............                                                     (268)      (268)
Contribution to
  KSOP...............                             140                                 140
                        ---      -------      -------      --------   --------   --------
BALANCE AT DECEMBER
  31, 1996...........   $63      $33,675      $(4,337)     $  8,968   $(15,046)  $ 23,323
                        ===      =======      =======      ========   ========   ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                        --------------------------------
                                                          1996        1995        1994
----------------------------------------------------------------------------------------
                                                                 (in thousands)
OPERATING ACTIVITIES
Net income (loss).....................................  $(15,233)   $ (7,072)   $  4,515
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization, net of (gain) loss on
     dispositions.....................................    27,215      24,584      26,946
  Deferred income taxes...............................    (3,281)         33       1,895
  Cumulative effect of accounting change..............        --       7,291          --
  Special charges.....................................        --       1,420          --
  Changes in operating assets and liabilities:
     Accounts receivable..............................    (5,293)      2,218      (3,208)
     Trade accounts payable and accrued expenses......     2,171         659      (1,437)
     Reserve for claims payable.......................     5,341       1,206         131
     Other............................................     4,794        (461)        516
                                                        --------    --------    --------
          Net cash provided by operating activities...    15,714      29,878      29,358
INVESTING ACTIVITIES
Purchases of equipment................................    (2,093)     (6,810)     (6,407)
Proceeds from disposal of equipment...................    10,074      11,421       5,997
Acquisition of business net of cash acquired..........        --          --        (550)
                                                        --------    --------    --------
          Net cash provided by (used in) investing
            activities................................     7,981       4,611        (960)
FINANCING ACTIVITIES
Proceeds from lines of credit and long-term
  borrowings..........................................    14,331       4,000       1,606
Principal payments on line of credit, long-term debt
  and capital lease obligations.......................   (37,854)    (38,007)    (27,585)
Proceeds from issuance of common stock................        37          78         670
Purchase of common stock for treasury from related
  party...............................................        --          --      (2,400)
Purchase of common stock for treasury.................      (268)       (460)       (688)
                                                        --------    --------    --------
Net cash used in financing activities.................   (23,754)    (34,389)    (28,397)
                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents......       (59)        100           1
Cash and cash equivalents at beginning of year........       109           9           8
                                                        --------    --------    --------
Cash and cash equivalents at end of year..............  $     50    $    109    $      9
                                                        ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Builders Transport, Incorporated (the "Company"), through its wholly-owned subsidiaries, operates as a truckload carrier transporting a wide range of commodities in both interstate and intrastate commerce.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS: The Company considers all highly liquid investments readily convertible into cash or having a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION: Operating revenues and related expenses are recognized on the date the freight is picked up for shipment.

PREPAID TIRES: The cost of tires acquired with revenue equipment, together with replacement tires, is capitalized and amortized on the straight-line method over the tires' estimated useful life. The average amortization period for new additions to prepaid tires is approximately three years. Recapping costs are expensed as incurred.

PROPERTY AND EQUIPMENT: Carrier property and equipment is carried at cost including expenditures for readying the assets for use. Major additions and betterments are capitalized while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed on the straight-line method over the estimated useful life. Leasehold improvements are amortized over the lives of the leases. Non-carrier property comprises terminal facilities and staging lots no longer utilized in the Company's operations and land held for investment purposes.

Gains and losses on property dispositions are included in operations.

INTANGIBLE ASSETS: Excess cost over the fair value of net assets acquired (goodwill) generally is amortized on a straight-line basis over forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the business acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to the estimated discounted cash flows. Accumulated amortization was $2,837,000 and $2,277,000 at December 31, 1996 and 1995,
respectively.

EARNINGS (LOSS) PER COMMON SHARE: The calculation of primary earnings (loss) per share of common stock is based on the weighted average number of shares outstanding, during each period as adjusted for the effect of issuance of stock options. Weighted average common and common equivalent shares outstanding were 5,239,642 in 1996, 5,262,429 in 1995, and 5,608,701 in 1994. The fully diluted earnings per share calculation assumes conversion of convertible subordinated debentures and exercise of stock options as of the beginning of the year (or date of issue, if later), if dilutive, and shares contingently issuable. The computation of fully diluted earnings per common share is anti-dilutive for all periods presented.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

STOCK BASED COMPENSATION: The Company accounts for stock options grants under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, adoption of a fair value method of accounting for employee stock-based compensation plans. As permitted by SFAS No. 123, the Company has elected to disclose the pro forma net income (loss) and earnings (loss) per share as if the fair value method had been applied in measuring compensation expense.

FAIR VALUES OF FINANCIAL INSTRUMENTS: At December 31, 1996 and 1995, the carrying value of financial instruments such as cash equivalents, accounts receivable and payable and the long-term credit agreement approximated their fair values. The fair value of the Company's 8% and 6 1/2% convertible subordinated debentures are estimated using the average of the quoted market bid and ask prices. The fair value of these debentures at December 31, 1996, was approximately $26,257,000. The carrying value of the debentures at December 31, 1996, was $46,788,000.

ACCOUNTING CHANGES: The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) as of January 1, 1995. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. As discussed in Note 10, the Company recognized a cumulative effect adjustment as of January 1, 1995, for certain assets that were planned to be disposed of.

CREDIT RISK: Financial investments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to account receivable are limited due to the Company's diversified freight base with no one customer, industry, or geographic region making up a large percentage of the account receivable or revenues. As of December 31, 1996, the Company had no significant concentrations of credit risk.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to self insurance accruals, valuation of long-lived assets, realization of deferred tax assets and allowances for uncollectible accounts. Actual results could differ from these estimates.

RECLASSIFICATION: Certain prior year amounts have been reclassified for comparative purposes.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                                  December 31,
                                                              ---------------------
                                                                1996        1995
-----------------------------------------------------------------------------------
Carrier property:
  Land......................................................  $   4,941   $   4,941
  Buildings.................................................     20,741      20,583
  Revenue equipment.........................................    257,657     250,906
  Service equipment and other...............................     19,666      18,973
                                                              ---------   ---------
                                                                303,005     295,403
Non-carrier property........................................      6,473       6,521
                                                              ---------   ---------
                                                                309,478     301,924
Less reserves for depreciation and amortization.............   (117,235)   (102,662)
                                                              ---------   ---------
                                                              $ 192,243   $ 199,262
                                                              =========   =========

NOTE 3.   CREDIT AGREEMENT, DEBT, AND CAPITAL LEASES

Long-term debt is summarized as follows (in thousands):

                                                                 December 31,
                                                              -------------------
                                                                1996       1995
---------------------------------------------------------------------------------
Credit agreement:(a)
  Term loan.................................................  $  2,000   $  4,000
  Revolver..................................................    13,321      3,469
  8% convertible subordinated debentures(b).................    24,437     26,594
  6 1/2% convertible subordinated debentures(c).............    22,351     22,351
  Capital leases(d).........................................   145,035    144,714
                                                              --------   --------
                                                               207,144    201,128
  Less current portion......................................    38,156     36,366
                                                              --------   --------
  Portion classified as long-term debt......................  $168,988   $164,762
                                                              ========   ========

---------------
(a) The credit agreement, which expires December 31, 1999, provides for a maximum availability of $32 million (increased to 36.5 million on January 10, 1997), comprising a $2 million term loan, a revolving credit facility of up to $17.5 million (increased to $22 million on January 10, 1997), of which $13.3 million was outstanding at December 31, 1996, and irrevocable letters of credit of up to $12.5 million that may be reduced to $8.5 million at the request of the lenders. The Company may increase the letter of credit facility by up to an additional $2 million, however, by reducing the revolving credit facility by a like amount. The term portion of the credit agreement is payable in installments of $500,000 in the second and third quarters of 1997 with a final payment of $1,000,000 in December 1997. Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement. The interest rate on borrowings under the

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES credit agreement is prime plus 1%. Fees on outstanding letters of credit are 2 1/4% per annum, and fees on the unused portion of the revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements.
(b) The 8% convertible subordinated debentures issued in 1985 are convertible (until maturity or prior redemption) into common stock at $24.40 per share (equal to 1,001,516 shares at December 31, 1996). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 1997 to 2004, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.
(c) The 6 1/2% convertible subordinated debentures issued in 1986 are convertible (until maturity or prior redemption) into common stock at $37.75 per share (equal to 592,079 shares at December 31, 1996). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 2002 to 2010, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.
(d) Capital leases represent primarily leased revenue equipment capitalized for $204,373,000 and $180,312,000 with accumulated amortization of $53,816,000 and $32,812,000 at year end 1996 and 1995, respectively. The leases are for periods of up to seven years and provide for various renewal options. The tractor and trailer leases also provide a purchase option, any time after 36, 48, 60, or 84 months, at predetermined termination values. The termination values have been included in the capital lease obligation.

The credit agreement, and certain capital lease agreements contain financial covenants and restrictions on payments of dividends, capital expenditures, indebtedness and the sale of certain assets. At December 31, 1996, the Company was in compliance with or has received waivers for the covenants under the credit agreement. In addition, on March 28, 1997, the credit agreement was amended and the covenants were restated for 1997 and future periods. As a result of these restrictive covenants, there are no retained earnings available for payment of dividends at December 31, 1996.

The aggregate annual maturities and sinking fund requirements of long-term debt, capital leases, and noncancelable operating leases at December 31, 1996, are as follows (in thousands):

                                         Operating   Long-Term   Capital
                 Year                     Leases       Debt       Leases     Total
------------------------------------------------------------------------------------
1997...................................   $2,259      $ 4,156    $ 43,341   $ 49,756
1998...................................      960        2,156      38,636     55,073
1999...................................      619       15,477      30,616     33,391
2000...................................      382        2,156      30,725     33,263
2001...................................        4        2,156      11,323     13,483
Thereafter.............................       16       36,008      14,647     50,671
                                          ------      -------    --------   --------
                                           4,240       62,109     169,288    235,637
Less amounts representing interest.....                           (24,253)   (24,253)
                                          ------      -------    --------   --------
                                          $4,240      $62,109    $145,035   $211,384
                                          ======      =======    ========   ========

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Interest expense on debt and capital leases amounted to $15,905,000 in 1996, $14,794,000 in 1995, and $12,427,000 in 1994. During 1995, approximately
$600,000 of interest was capitalized.

Rental expense for revenue equipment, facilities, and office equipment amounted to $4,009,000 in 1996, $3,846,000 in 1995, $3,189,000 and in 1994.

NOTE 4.   RESERVE FOR CLAIMS PAYABLE

Under an agreement with its insurance underwriters, the Company is liable up to $1,000,000 for any single occurrence for bodily injury and personal liability claims. Excess liability is assumed by the underwriters for claims up to $35,000,000. The Company's agreement with its underwriters is secured by letters of credit totaling $2,900,000. Additionally, $1,301,000 and letters of credit aggregating $4,784,000 have been deposited with various regulatory agencies to satisfy self-insurance requirements. That portion of the reserve for claims estimated to be payable within one year is classified as a current liability.

Reserves for workers' compensation are based upon historical trends, claim frequency, severity, the Company's experience and other factors, and are discounted to present value. Adjustments to previously established reserves, are included in operating results. At December 31, 1996 and 1995, estimated future payments for these claims aggregated approximately $4,526,000 and $2,494,000, respectively. The present value of these estimated future payments was approximately $2,953,000 at December 31, 1996, and $1,928,000 at December 31, 1995, discounted at rates of 7.3% for 1996 and 7.4% for 1995. The estimated future payments at December 31, 1996, are $774,000 in 1997, $728,000 in 1998,
$463,000 in 1999, $327,000 in 2000, $256,000 in 2001, and $1,978,000 thereafter.

NOTE 5.   INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                     1996        1995        1994
----------------------------------------------------------------------------------
Current...........................................  $   (19)     $(111)     $  707
Deferred..........................................   (3,281)      (104)      1,895
                                                    -------      -----      ------
                                                    $(3,300)     $(215)     $2,602
                                                    =======      =====      ======

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are (in thousands):

                                                                  December 31,
                                                              --------------------
                                                                1996        1995
----------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax over book depreciation................................  $ 13,183    $ 14,004
  Capital leases and other..................................     2,929       3,538
                                                              --------    --------
Total deferred tax liabilities..............................    16,112      17,542
Deferred tax assets:
  Allowances for accounts receivable and claims reserves....    (5,498)     (3,815)
  Net operating loss carryforwards..........................    (4,300)     (2,074)
  General business, minimum tax and other credit
     carryforwards..........................................    (6,155)     (6,048)
  Other deferred tax assets.................................    (2,333)     (1,214)
                                                              --------    --------
Total deferred tax assets...................................   (18,286)    (13,151)
Valuation allowance.........................................     3,250          --
                                                              --------    --------
Net deferred tax assets.....................................   (15,036)    (13,151)
                                                              --------    --------
          Net deferred tax liabilities......................  $  1,076    $  4,391
                                                              ========    ========

Realization of the deferred tax assets associated with the NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

The reasons for the difference between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows (in thousands):

                                                             1996     1995     1994
------------------------------------------------------------------------------------
Computed tax expense (benefit) using the statutory federal
  income tax rate.........................................  $(6,301)  $  (1)  $2,420
Increase (decrease) in taxes arising from:
  State taxes, net of federal benefit.....................     (361)      7       72
  Increase (reduction) of valuation allowance.............    3,250      --     (521)
  Tax rate increases (decreases)..........................       18    (228)     430
  Prior year (over) under accrual.........................       --    (100)      64
  Nondeductible expenses..................................       94      86      121
  Other items.............................................       --      21       16
                                                            -------   -----   ------
                                                            $(3,300)  $(215)  $2,602
                                                            =======   =====   ======

At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of $11,600,000 expiring in the years 2010 and 2011, general business credit carryforwards of $5,404,000 expiring in years 1997 through 2004, state net operating loss carryforwards of

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

$18,800,000 expiring in years 1997 through 2008, and minimum tax credits of $750,000 that carry forward indefinitely.

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

The Company also has a Non-employee Directors' Stock Option Plan. This plan provides for the granting of options to purchase up to an aggregate of 100,000 shares of common stock to members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries. Under the Plan, options to purchase 10,000 shares of common stock were granted to each non-employee director upon the Board's adoption of this plan, and options to purchase 10,000 shares will be granted to any new Non-employee Director upon his or her election to the Board of Directors. Each Non-employee Director shall receive additional options to purchase 2,000 shares each even numbered year during the Plan's existence beginning March 29, 1994, at not less than 100% of the fair market value at the date of the grant.

In November 1996, the Company canceled options to purchase 1,080,000 shares, with exercise prices ranging from $6.0625 to $15.375, and concurrently issued 1,080,000 options with an exercise price of $3 per share. The Company's stock option plans have authorized the grant of options to employees and directors for up to 1,247,774 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable at the end of four years of continued employment.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for risk-free interest rates of 6.3%, a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of
 .72; and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1996
                                                              -------
Pro forma net loss..........................................  $15,698
Pro forma loss per share....................................  $  3.00

The effects of SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995.

The following table summarizes the changes in options outstanding and related price ranges for shares of Common Stock under options:

                                                     Number         Option Price
                                                    of Shares        Per Share
-----------------------------------------------------------------------------------
Outstanding at December 31, 1994..................  1,199,026    $   3.75 - $15.375
                                                    ---------
  Exercised.......................................     (9,699)   $ 7.0625 - $ 10.50
  Expired or canceled.............................   (102,181)   $ 7.0625 - $ 14.75
  Granted.........................................     22,500              $12.4375
                                                    ---------
Outstanding at December 31, 1995..................  1,109,646    $   3.75 - $15.375
                                                    ---------
  Exercised.......................................     (5,375)   $ 6.0625 - $7.9375
  Expired or canceled............................. (1,462,830)   $ 6.0625 - $15.375
  Granted.........................................  1,606,333    $   3.00 - $9.8125
                                                    ---------
OUTSTANDING AT DECEMBER 31, 1996..................  1,247,774       $3.00 - $ 10.50
                                                    =========

At December 31, 1996, options to purchase 372,567 shares were exercisable, and 40,382 shares were reserved for future grants.

Effective January 1, 1994, the Company's 401 (k) Plan and the ESOP were merged and amended to form the Builders Transport, Incorporated Employee's Retirement Savings & Profit Sharing Plan (the "KSOP"). The KSOP is available to substantially all Company employees who meet the eligibility requirements. The KSOP utilizes the shares of common stock that were acquired by the ESOP in 1989 and that remain unallocated to make the Company's future 401(k) matching contributions under the KSOP. The amount of the Company's 401(k) matching contribution under the KSOP is now discretionary. However, it is anticipated that by December 31, 2011, all of the common stock acquired by the ESOP in 1989 will have been allocated as the KSOP loan is repaid.

The KSOP will obtain the funds to repay the loan through tax deductible contributions made by the Company to the KSOP. The Company incurred interest expense of $379,000, $390,000, and $398,000 and compensation expense of $229,000, $234,000, and $244,000 related to the KSOP during the years ended December 31, 1996, 1995, and 1994, respectively. Compensation expense is recognized under the shares allocated method.

Contributions accrued for all defined contribution plans were $1,537,000 in 1996, $1,278,000 in 1995, and $856,000 in 1994.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

NOTE 7.   SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS
          OF CASH FLOWS

Additional information related to the consolidated statements of cash flows with regard to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                                                           Year Ended December 31,
                                                         ---------------------------
                                                          1996      1995      1994
------------------------------------------------------------------------------------
Cash paid:
  Interest.............................................  $16,172   $15,098   $11,915
  Income taxes.........................................       --       200       376
Noncash investing activity:
  Equipment acquired through capital leases............   27,412    69,718    59,226
Noncash financing activity:
  Common stock issued under employee benefit plans.....      498       165       394

NOTE 8.   RELATED PARTY TRANSACTIONS

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

In connection with the sale and leaseback, the Company paid $200,000 in brokerage commissions to Two Trees. The fees paid are based on ordinary and customary standards for such services and the lease payments are based on the fair market value of the property.

In connection with a 1993 acquisition, the Company paid investment banking fees in 1994 of $650,000 to Two Trees. The fees were based on ordinary and customary standards for such services.

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

In November 1996, the disinterested members of the Company's Board of Directors unanimously approved a $300,000 principal amount, short-term loan to the Company's Chairman of the Board

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES at the market level interest rate. The loan was repaid in full with accrued interest prior to December 31, 1996.

NOTE 9.   SPECIAL CHARGES

In the fourth quarter of 1995, the Company recorded special charges of $1,420,000 associated with exiting the tire loading and warehousing business. The special charges comprise principally the loss on sale of equipment (consummated in February 1996) and write-downs of accounts receivable, intangibles and other assets.

NOTE 10.   IMPAIRMENT OF LONG-LIVED ASSETS

During 1994, the Company initiated a plan to dispose of certain older revenue equipment and to reduce the average age of its fleet. The adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," as of January 1, 1995, required the Company to recognize a cumulative effect adjustment to the extent the carrying value of the affected assets exceeded the estimated net realizable value.

Prior to the cumulative effect adjustment, this revenue equipment to be disposed of had a carrying amount of $19,408,000 as of January 1, 1995. The Company recorded a pre-tax cumulative effect adjustment of $11,387,000 to reduce the carrying amount to the estimated net realizable value of $8,021,000. The after-tax cumulative effect adjustment was a charge of $7,291,000 or $1.38 per share. The carrying amount of assets remaining to be disposed of is $2,128,000 and $6,031,000 as of December 31, 1996 and 1995, respectively.

NOTE 11.   CONTINGENCIES

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

NOTE 12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995. The computation of fully diluted earnings per common share is anti-dilutive for all periods presented (in thousands, except per share amounts).

                                                       1996 QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
------------------------------------------------------------------------------------------
Operating revenue....................   $70,487    $73,442       $73,462        $ 72,028
Operating expenses(1)................    66,901     68,822        72,781          83,415
Net income (loss)....................      (328)       357        (2,098)        (13,164)
Net income (loss) per common
  share(2)...........................      (.06)       .07          (.41)          (2.52)

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                       1995 Quarter Ended
                                       ---------------------------------------------------
                                       March 31    June 30    September 30    December 31
------------------------------------------------------------------------------------------
Operating revenue....................   $73,114    $74,847       $73,249        $ 68,317
Operating expenses...................    68,357     68,742        70,991          65,288
Income (loss) before effect of
  accounting change..................     1,426      2,145          (700)         (2,653)
Cumulative effect of accounting
  change.............................    (7,291)        --            --              --
Net (loss) income....................    (5,865)     2,145          (700)         (2,653)
Earnings (loss) per common share
  before cumulative effect of
  accounting change..................       .15        .30          (.19)             --
Cumulative effect of accounting
  change.............................     (1.38)        --            --              --
Net income (loss) per common
  share(1)(2)........................     (1.11)       .40          (.13)           (.53)

---------------

(1) The Company made certain year-end adjustments in 1996 resulting from changes in estimates relating to reserves for claims payable that were material to the results of the fourth quarter. These adjustments, after applicable income tax reductions, reduced net income by approximately $3,000,000 or $.58 per share.
(2) The sum of the quarter's earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT, EXECUTIVE COMPENSATION;
                           SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT;
                           AND CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS.

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. The information set forth under the captions "Election of Directors", "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) FINANCIAL STATEMENTS.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors, Ernst & Young LLP...........     20
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................     21
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................     22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995, 1994.................     23
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................     24
Notes to Consolidated Financial Statements..................     25

(2) FINANCIAL STATEMENT SCHEDULE.

Consolidated Schedule as of and for the years ended December
  31, 1996, 1995 and 1994...................................
II -- Valuation and Qualifying Accounts.....................     43

All other financial statements and schedules have been omitted because they are not required or are not applicable.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
 3.1       --  Amended and Restated Certificate of Incorporation of the
               Company, incorporated by reference to Exhibit 3.1 to the
               Company's Quarterly Report for the quarter ended June 30,
               1992, on Form 10-Q, filed August 14, 1992
 3.2       --  Amended and Restated Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994
 4.1       --  Indenture between the Company and The First National Bank of
               Maryland, dated as of August 15, 1985, incorporated by
               reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985
               (No. 2-99727)
 4.2       --  Indenture between the Company and The First National Bank of
               Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to
               Registration Statement on Form S-1, filed May 1, 1986 (No.
               33-5057)
 4.3       --  First Supplemental Indenture between the Company and The
               First National Bank of Maryland, dated as of September 1,
               1986, incorporated by reference to Exhibit 4a1 to the
               Company's Quarterly Report for the quarter ended September
               30, 1986 on Form 10-Q, filed November 14, 1986
10.1*      --  Builders Transport, Incorporated Restated 1986 Incentive
               Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1994, filed August 11, 1994
10.2       --  Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank N.A., as Trustee
               (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit
               1 to the Company's Report on Form 8-K, filed December 29,
               1989
10.3       --  Secured Loan Agreement dated as of December 21, 1989, by and among Builders Transport, Incorporated, the Subsidiaries,
               and AmSouth Bank N.A., as Trustee (subsequently assigned to
               National Bank of Commerce) under the stock benefit plan,
               incorporated by reference to Exhibit 4 to the Company's
               Report on Form 8-K, filed December 29, 1989
10.4       --  First Amendment dated as of January 1, 1994, to Secured Loan
               Agreement dated as of December 21, 1989 (subsequently
               assigned to National Bank of Commerce) incorporated by
               reference to Exhibit 10.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, filed March
               31, 1994
10.5       --  Pledge Agreement dated as of December 21, 1989, by and among the Company, the Subsidiaries, and AmSouth Bank N.A., as
               Trustee (subsequently assigned to National Bank of Commerce)
               under the stock benefit plan, incorporated by reference to
               Exhibit 5 to the Company's Report on Form 8-K filed December
               29, 1989
10.6       --  Assignment dated as of December 22, 1992, of Promissory
               Note, Secured Loan Agreement, Pledge Agreement, Stock
               Purchase Agreement and Indemnification Agreement to National
               Bank of Commerce as Successor Trustee pursuant to the
               Builders Transport, Incorporated and Subsidiaries Employee
               Stock Benefit Trust, incorporated by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1992, filed March 22, 1993
10.7*      --  Builders Transport, Incorporated Employees Retirement
               Savings & Profit Sharing Plan, as amended and restated,
               incorporated by reference to Exhibit 10.7 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
10.8       --  Trust Agreement under the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.9*      --  Employment Agreement dated March 1, 1991, between the
               Company and Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31, 1994
10.10*     --  Employment Agreement dated December 16, 1993, between the
               Company and John R. Morris, incorporated by reference to
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31, 1994
10.11      --  Consulting Agreement dated April 30, 1993, between the
               Company and Two Trees, a New York general partnership,
               incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994
10.12      --  Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report for the quarter ended June 30, 1993, on
               Form 10-Q, filed August 12, 1993
10.13      --  Amendment No. 1 dated as of November 11, 1993, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.14      --  Amendment No. 2 effective as of March 31, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994, filed May 11, 1994
10.15      --  Amendment No. 3 effective as of October 1, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.16      --  Amendment No. 4 effective as of February 28, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.17      --  Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling Company, Inc., Elmer Thomas, Builders
               Transport, Incorporated and Builders Transport, Inc.,
               incorporated by reference to Exhibit 4.1 to the Company's
               Report on Form 8-K, filed September 10, 1993
10.18*     --  Builders Transport, Incorporated Amended and Restated
               Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May
               11, 1994
10.19      --  Agreement of Purchase and Sale by and between Builders
               Transport, Incorporated and Two Trees, incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
10.20      --  Lease Agreement by and between Two Trees and Builders
               Transport, Incorporated, incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1995, filed March 29, 1996
10.21      --  Amendment No. 5 effective as of December 29, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996
10.22      --  Amendment No. 6 effective as of March 25, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.25 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996
10.23*     --  Amendment No. 1 to the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995, filed March 29, 1996
10.24*     --  First Amendment made as of March 27, 1996, to Employment
               Agreement dated December 16, 1993, between the Company and
               John R. Morris
10.25      --  Amendment No. 7 effective as of June 10, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
               August 14, 1996
10.26      --  Amendment No. 8 dated as of January 10, 1997, to the Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993
10.27      --  Builders Transport, Incorporated press release dated March
               21, 1997, relating to Alex. Brown & Sons Incorporated's
               retention as financial advisor to review various
               alternatives with respect to restructuring the Company's
               debt obligations
10.28      --  Amendment to the Builders Transport, Inc. Restated 1986
               Incentive Stock Option Plan adopted by resolution dated
               September 1, 1996, of the Executive Committee of the Board
               of Directors of Builders Transport, Incorporated
10.29      --  Amendment to the Builders Transport, Incorporated Amended
               and Restated Non-Employee Directors' Stock Option Plan
               adopted by resolution dated November 18, 1996, of the Board of Directors of Builders Transport, Incorporated
11         --  Statement re: Computation of Per Share Earnings
21         --  Subsidiaries of the Company, incorporated by reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1994, filed March 31, 1995
23         --  Consent of Independent Auditors
24         --  Powers of Attorney
27         --  Financial Data Schedule

---------------

* Denotes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of 1996.

(c) EXHIBITS.

The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV, Item 14(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d) FINANCIAL STATEMENT SCHEDULES.

The Financial Statement Schedule required to be filed with this Annual Report on Form 10-K is listed under "Financial Statement Schedule" in Part IV, Item 14(a)
(2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDERS TRANSPORT, INCORPORATED

                                          By                  *
                                            ------------------------------------
                                                    Stanford M. Dinstein
                                               Vice Chairman, Chief Executive
                                                    Officer and Director

March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                          *                            Chairman of the Board and        March 28, 1997
-----------------------------------------------------    Director
                  David C. Walentas

                          *                            Vice Chairman, Chief Executive   March 28, 1997
-----------------------------------------------------    Office and Director
                Stanford M. Dinstein

                          *                            President, Chief Operating       March 28, 1997
-----------------------------------------------------    Officer and Director
                   John R. Morris

                          *                            Chief Financial Officer and      March 28, 1997
-----------------------------------------------------    Treasurer (Principal
                    T. M. Guthrie                        Financial Officer and
                                                         Principal Accounting Officer)

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                  Arthur C. Baxter

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                  Pierson G. Mapes

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                 Frederick S. Morton

                      SIGNATURE
                      ---------
   For the Directors and officers indicated above.
                  /s/ T.M. GUTHRIE                           March 28, 1997
-----------------------------------------------------
                    T. M. Guthrie
                  Attorney-in-fact

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

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1996

COLUMN A                   COLUMN B             COLUMN C                COLUMN D          COLUMN E
--------                 ------------   -------------------------     -------------     -------------
                                                ADDITIONS
                                        -------------------------
                                                      CHARGED TO
                          BALANCE AT    CHARGED TO       OTHER
                         BEGINNING OF    COSTS AND    ACCOUNTS --     DEDUCTIONS --      BALANCE AT
DESCRIPTIONS                PERIOD       EXPENSES      DESCRIBE         DESCRIBE        END OF PERIOD
------------             ------------   -----------   -----------     -------------     -------------
Reserves and allowances
  deducted from asset
  accounts:
  Allowance for
     uncollectible
     accounts
     receivable
     -- current........   $   511,684   $    91,990    $(311,000)(2)    $  (163,413)(1)   $   456,087
     -- noncurrent.....       168,330                                            59(1)        168,271
                          -----------   -----------    ---------        -----------       -----------
                          $   680,014   $    91,990    $(311,000)       $  (163,354)      $   624,358
                          ===========   ===========    =========        ===========       ===========
Reserve for claims
  payable as
  self-insurer.........   $ 5,752,000   $ 1,200,000                                       $ 6,952,000
Portion of claims
  payable in current
  liabilities..........     5,284,904    22,453,730      792,092(2)      19,105,019(3)    $ 9,425,707
                          -----------   -----------    ---------        -----------       -----------
                          $11,036,904   $23,653,730    $ 792,092        $19,105,019       $16,377,707
                          ===========   ===========    =========        ===========       ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1995

COLUMN A                    COLUMN B             COLUMN C              COLUMN D        COLUMN E
--------                    --------     -------------------------     --------        --------
                                                 ADDITIONS
                                         -------------------------
                                                       CHARGED TO
                           BALANCE AT    CHARGED TO       OTHER
                          BEGINNING OF    COSTS AND    ACCOUNTS --   DEDUCTIONS --    BALANCE AT
DESCRIPTION                  PERIOD       EXPENSES      DESCRIBE       DESCRIBE      END OF PERIOD
-----------               ------------   -----------   -----------   -------------   -------------
Reserves and allowances
  deducted from asset
  accounts:
  Allowance for
     uncollectible
     accounts receivable
     -- current.........   $   353,779   $   261,000    $  (1,205)(2) $   101,890(1)  $   511,684
     -- noncurrent......       258,210        10,119                       99,999(1)      168,330
                           -----------   -----------    ---------     -----------     -----------
                           $   611,989   $   271,119    $  (1,205)    $   201,889     $   680,014
                           ===========   ===========    =========     ===========     ===========
Reserve for claims
  payable as
  self-insurer..........   $ 6,152,000                  $(400,000)(2)                 $ 5,752,000
Portion of claims
  payable in current
  liabilities...........     4,478,640    20,665,221      937,109(2)   20,796,066(3)    5,284,904
                           -----------   -----------    ---------     -----------     -----------
                           $10,630,640   $20,665,221    $ 537,109     $20,796,066     $11,036,904
                           ===========   ===========    =========     ===========     ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

                 BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31, 1994

COLUMN A                    COLUMN B             COLUMN C              COLUMN D        COLUMN E
--------                    --------     -------------------------     --------        --------
                                                 ADDITIONS
                                         -------------------------
                                                       CHARGED TO
                           BALANCE AT    CHARGED TO       OTHER
                          BEGINNING OF    COSTS AND    ACCOUNTS --   DEDUCTIONS --    BALANCE AT
DESCRIPTION                  PERIOD       EXPENSES      DESCRIBE       DESCRIBE      END OF PERIOD
-----------               ------------   -----------   -----------   -------------   -------------
Reserves and allowances
  deducted from asset
  accounts:
  Allowance for
     uncollectible
     accounts receivable
     -- current.........   $   200,386   $   155,441                  $     2,048(1)  $   353,779
     -- noncurrent......       334,706                                     76,496(1)      258,210
                           -----------   -----------    ---------     -----------     -----------
                           $   535,092   $   155,441    $       0     $    78,544     $   611,989
                           ===========   ===========    =========     ===========     ===========
Reserve for claims
  payable as
  self-insurer..........   $ 6,156,000                  $  (4,000)(2)                 $ 6,152,000
Portion of claims
  payable in current
  liabilities...........     3,969,236    14,503,706      374,500(4)   14,312,498(3)    4,478,640
                                                          (56,304)(2)
                           -----------   -----------    ---------     -----------     -----------
                           $10,125,236   $14,503,706    $ 314,196     $14,312,498     $10,630,640
                           ===========   ===========    =========     ===========     ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.
(4) Reserves resulting from acquisitions.

                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company, incorporated by reference to Exhibit 3.1 to the
               Company's Quarterly Report for the quarter ended June 30,
               1992, on Form 10-Q, filed August 14, 1992...................
 3.2      --   Amended and Restated Bylaws of the Company, as amended,
               incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
 4.1      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of August 15, 1985, incorporated by
               reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985
               (No. 2-99727)...............................................
 4.2      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to
               Registration Statement on Form S-1, filed May 1, 1986 (No.
               33-5057)....................................................
 4.3      --   First Supplemental Indenture between the Company and The
               First National Bank of Maryland, dated as of September 1,
               1986, incorporated by reference to Exhibit 4a1 to the
               Company's Quarterly Report for the quarter ended September
               30, 1986 on Form 10-Q, filed November 14, 1986..............
10.1*     --   Builders Transport, Incorporated Restated 1986 Incentive
               Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1994, filed August 11, 1994..........
10.2      --   Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank N.A., as Trustee
               (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit
               1 to the Company's Report on Form 8-K, filed December 29,
               1989........................................................
10.3      --   Secured Loan Agreement dated as of December 21, 1989, by and among Builders Transport, Incorporated, the Subsidiaries,
               and AmSouth Bank N.A., as Trustee (subsequently assigned to
               National Bank of Commerce) under the stock benefit plan,
               incorporated by reference to Exhibit 4 to the Company's
               Report on Form 8-K, filed December 29, 1989.................
10.4      --   First Amendment dated as of January 1, 1994, to Secured Loan
               Agreement dated as of December 21, 1989 (subsequently
               assigned to National Bank of Commerce) incorporated by
               reference to Exhibit 10.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, filed March
               31, 1994....................................................
10.5      --   Pledge Agreement dated as of December 21, 1989, by and among the Company, the Subsidiaries, and AmSouth Bank N.A., as
               Trustee (subsequently assigned to National Bank of Commerce)
               under the stock benefit plan, incorporated by reference to
               Exhibit 5 to the Company's Report on Form 8-K filed December
               29, 1989....................................................
10.6      --   Assignment dated as of December 22, 1992, of Promissory
               Note, Secured Loan Agreement, Pledge Agreement, Stock
               Purchase Agreement and Indemnification Agreement to National
               Bank of Commerce as Successor Trustee pursuant to the
               Builders Transport, Incorporated and Subsidiaries Employee
               Stock Benefit Trust, incorporated by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1992, filed March 22, 1993..........

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.7*     --   Builders Transport, Incorporated Employees Retirement
               Savings & Profit Sharing Plan, as amended and restated,
               incorporated by reference to Exhibit 10.7 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.8      --   Trust Agreement under the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.9*     --   Employment Agreement dated March 1, 1991, between the
               Company and Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31,
               1994........................................................
10.10*    --   Employment Agreement dated December 16, 1993, between the
               Company and John R. Morris, incorporated by reference to
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31,
               1994........................................................
10.11     --   Consulting Agreement dated April 30, 1993, between the
               Company and Two Trees, a New York general partnership,
               incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
10.12     --   Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report for the quarter ended June 30, 1993, on
               Form 10-Q, filed August 12, 1993............................
10.13     --   Amendment No. 1 dated as of November 11, 1993, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.14     --   Amendment No. 2 effective as of March 31, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994, filed May 11, 1994................................
10.15     --   Amendment No. 3 effective as of October 1, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.16     --   Amendment No. 4 effective as of February 28, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.17     --   Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling Company, Inc., Elmer Thomas, Builders
               Transport, Incorporated and Builders Transport, Inc.,
               incorporated by reference to Exhibit 4.1 to the Company's
               Report on Form 8-K, filed September 10, 1993................
10.18     --   Builders Transport, Incorporated Amended and Restated
               Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May
               11, 1994....................................................
10.19     --   Agreement of Purchase and Sale by and between Builders
               Transport, Incorporated and Two Trees, incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.20     --   Lease Agreement by and between Two Trees and Builders
               Transport, Incorporated, incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1995, filed March 29,
               1996........................................................
10.21     --   Amendment No. 5 effective as of December 29, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.22     --   Amendment No. 6 effective as of March 25, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.25 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.23*    --   Amendment No. 1 to the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995, filed March 29, 1996..................................
10.24*    --   First Amendment made as of March 27, 1996, to Employment
               Agreement dated December 16, 1993 between the Company and
               John R. Morris..............................................
10.25     --   Amendment No. 7 effective as of June 10, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
               August 14, 1996.............................................
10.26     --   Amendment No. 8 dated as of January 10, 1997, to the Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993.................
10.27     --   Builders Transport, Incorporated press release dated March
               21, 1997, relating to Alex. Brown & Sons Incorporated's
               retention as financial advisor to review various
               alternatives with respect to restructuring the Company's
               debt obligations............................................
10.28     --   Amendment to the Builders Transport, Inc. Restated 1986
               Incentive Stock Option Plan adopted by resolution dated
               September 1, 1996, of the Executive Committee of the Board
               of Directors of Builders Transport, Incorporated............

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.29     --   Amendment to the Builders Transport, Incorporated Amended
               and Restated Non-Employee Directors' Stock Option Plan
               adopted by resolution dated November 18, 1996, of the Board of Directors of Builders Transport, Incorporated............
11        --   Statement re: Computation of Per Share Earnings.............
21        --   Subsidiaries of the Company, incorporated by reference to
               Exhibit to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994, filed March 31, 1995..........
23        --   Consent of Independent Auditors.............................
24        --   Powers of Attorney..........................................
27        --   Financial Data Schedule.....................................

---------------

* Denotes a management contract or compensatory plan or arrangement.