Form 10-K/A
period 1996-12-31
BUILDERS TRANSPORT INC
filed 1997-04-02
CIK 726617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO

                                  FORM 10-K/A

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

================================================================================

Builders Transport, Incorporated files this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1996 to place on file certain portions of Exhibit 24 that were inadvertently omitted by the Company's financial printer from the electronic transmission of the original filing.

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

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                  Arthur C. Baxter

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                  Pierson G. Mapes

                          *                            Director                         March 28, 1997
-----------------------------------------------------
                 Frederick S. Morton

                      SIGNATURE
                      ---------
   For the Directors and officers indicated above.
                  /s/ T.M. GUTHRIE
-----------------------------------------------------
                    T. M. Guthrie
                  Attorney-in-fact

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

                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company, incorporated by reference to Exhibit 3.1 to the
               Company's Quarterly Report for the quarter ended June 30,
               1992, on Form 10-Q, filed August 14, 1992...................
 3.2      --   Amended and Restated Bylaws of the Company, as amended,
               incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
 4.1      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of August 15, 1985, incorporated by
               reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985
               (No. 2-99727)...............................................
 4.2      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to
               Registration Statement on Form S-1, filed May 1, 1986 (No.
               33-5057)....................................................
 4.3      --   First Supplemental Indenture between the Company and The
               First National Bank of Maryland, dated as of September 1,
               1986, incorporated by reference to Exhibit 4a1 to the
               Company's Quarterly Report for the quarter ended September
               30, 1986 on Form 10-Q, filed November 14, 1986..............
10.1*     --   Builders Transport, Incorporated Restated 1986 Incentive
               Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1994, filed August 11, 1994..........
10.2      --   Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank N.A., as Trustee
               (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit
               1 to the Company's Report on Form 8-K, filed December 29,
               1989........................................................
10.3      --   Secured Loan Agreement dated as of December 21, 1989, by and among Builders Transport, Incorporated, the Subsidiaries,
               and AmSouth Bank N.A., as Trustee (subsequently assigned to
               National Bank of Commerce) under the stock benefit plan,
               incorporated by reference to Exhibit 4 to the Company's
               Report on Form 8-K, filed December 29, 1989.................
10.4      --   First Amendment dated as of January 1, 1994, to Secured Loan
               Agreement dated as of December 21, 1989 (subsequently
               assigned to National Bank of Commerce) incorporated by
               reference to Exhibit 10.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, filed March
               31, 1994....................................................
10.5      --   Pledge Agreement dated as of December 21, 1989, by and among the Company, the Subsidiaries, and AmSouth Bank N.A., as
               Trustee (subsequently assigned to National Bank of Commerce)
               under the stock benefit plan, incorporated by reference to
               Exhibit 5 to the Company's Report on Form 8-K filed December
               29, 1989....................................................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.6      --   Assignment dated as of December 22, 1992, of Promissory
               Note, Secured Loan Agreement, Pledge Agreement, Stock
               Purchase Agreement and Indemnification Agreement to National
               Bank of Commerce as Successor Trustee pursuant to the
               Builders Transport, Incorporated and Subsidiaries Employee
               Stock Benefit Trust, incorporated by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1992, filed March 22, 1993..........
10.7*     --   Builders Transport, Incorporated Employees Retirement
               Savings & Profit Sharing Plan, as amended and restated,
               incorporated by reference to Exhibit 10.7 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.8      --   Trust Agreement under the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.9*     --   Employment Agreement dated March 1, 1991, between the
               Company and Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31,
               1994........................................................
10.10*    --   Employment Agreement dated December 16, 1993, between the
               Company and John R. Morris, incorporated by reference to
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31,
               1994........................................................
10.11     --   Consulting Agreement dated April 30, 1993, between the
               Company and Two Trees, a New York general partnership,
               incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
10.12     --   Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report for the quarter ended June 30, 1993, on
               Form 10-Q, filed August 12, 1993............................
10.13     --   Amendment No. 1 dated as of November 11, 1993, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.14     --   Amendment No. 2 effective as of March 31, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994, filed May 11, 1994................................
10.15     --   Amendment No. 3 effective as of October 1, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.16     --   Amendment No. 4 effective as of February 28, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.17     --   Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling Company, Inc., Elmer Thomas, Builders
               Transport, Incorporated and Builders Transport, Inc.,
               incorporated by reference to Exhibit 4.1 to the Company's
               Report on Form 8-K, filed September 10, 1993................
10.18     --   Builders Transport, Incorporated Amended and Restated
               Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May
               11, 1994....................................................
10.19     --   Agreement of Purchase and Sale by and between Builders
               Transport, Incorporated and Two Trees, incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.20     --   Lease Agreement by and between Two Trees and Builders
               Transport, Incorporated, incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1995, filed March 29,
               1996........................................................
10.21     --   Amendment No. 5 effective as of December 29, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.22     --   Amendment No. 6 effective as of March 25, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.25 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.23*    --   Amendment No. 1 to the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995, filed March 29, 1996..................................
10.24*    --   First Amendment made as of March 27, 1996, to Employment
               Agreement dated December 16, 1993 between the Company and
               John R. Morris..............................................
10.25     --   Amendment No. 7 effective as of June 10, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
               August 14, 1996.............................................
10.26     --   Amendment No. 8 dated as of January 10, 1997, to the Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993.................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.27     --   Builders Transport, Incorporated press release dated March
               21, 1997, relating to Alex. Brown & Sons Incorporated's
               retention as financial advisor to review various
               alternatives with respect to restructuring the Company's
               debt obligations............................................
10.28     --   Amendment to the Builders Transport, Inc. Restated 1986
               Incentive Stock Option Plan adopted by resolution dated
               September 1, 1996, of the Executive Committee of the Board
               of Directors of Builders Transport, Incorporated............
10.29     --   Amendment to the Builders Transport, Incorporated Amended
               and Restated Non-Employee Directors' Stock Option Plan
               adopted by resolution dated November 18, 1996, of the Board of Directors of Builders Transport, Incorporated............
11        --   Statement re: Computation of Per Share Earnings.............
21        --   Subsidiaries of the Company, incorporated by reference to
               Exhibit to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994, filed March 31, 1995..........
23        --   Consent of Independent Auditors.............................
24**      --   Powers of Attorney..........................................
27        --   Financial Data Schedule.....................................

---------------

 * Denotes a management contract or compensatory plan or arrangement. ** Filed herewith.