Form 10-Q
period 1997-03-31
BUILDERS TRANSPORT INC
filed 1997-05-16
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1997            Commission File No 0-11300


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
                                                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at April 30, 1997
----------------------------                    -----------------------------
Common Stock, par value $.01                              5,284,019
         per share












                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended March 31, 1997 and 1996                                3

     Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1997 and 1996                                4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              7


Part II   OTHER INFORMATION

ITEM 1.   LEGAL                                                             *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10




* No information submitted under this caption.
















PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                    March 31       December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $      48        $     50
   Accounts receivable, less allowances
     (March 31, 1997  -  $490
      December 31, 1996  -  $456)                     32,953           34,108
   Prepaid expenses                                   17,463           14,921
   Repair parts and operating supplies                 2,426            3,538
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             52,890           52,617


PROPERTY AND EQUIPMENT                               314,384          309,478
   Less accumulated depreciation
     and amortization                               (123,958)        (117,235)
                                                   ---------        ---------
     TOTAL PROPERTY AND EQUIPMENT                    190,426          192,243



OTHER ASSETS                                          23,055           23,486
                                                   ---------        ---------


     TOTAL ASSETS                                  $ 266,371        $ 268,346
                                                   =========        =========

                                                    March 31       December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  13,561        $  15,889
   Other current liabilities                          11,812           11,717
   Current maturities of long-term debt              186,960           38,156
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                       212,333           65,762

LONG-TERM DEBT
   Credit Facility                                        --           13,321
   Convertible Subordinated Debentures                22,281           44,632
   Capital leases and other                               --          111,036
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                             22,281          168,989

OTHER LIABILITIES                                     10,251           10,273

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at March 31, 1997 or December 31, 1996
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,491,070 shares at March 31, 1997 and
     6,270,600 shares at December 31, 1996                65               63
     Paid-in capital                                  34,265           33,675
     Unearned compensation related to
     ESOP receivable                                  (4,337)          (4,337)
     Retained earnings                                 6,559            8,967
                                                   ---------        ---------
                                                      36,552           38,368
   Less cost of common stock in treasury
     (1,207,051 shares at March 31, 1997 and
      at December 31, 1996)                          (15,046)         (15,046)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       21,506           23,322
                                                   ---------        ---------

CONTINGENT LIABILITIES

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 266,371        $ 268,346
                                                   =========        =========

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                      Three Months Ended
                                                    March 31         March 31
                                                      1997             1996
                                                  -----------      -----------
                                                                      (Note)
                                                    (In thousands, except per
                                                           share amounts)

OPERATING REVENUE                                  $  70,993       $  70,487
OPERATING EXPENSES:
   Wages, salaries, and employee benefits             28,728          29,391
   Operations and maintenance                         17,435          14,549
   Operating taxes and licenses                        6,727           6,974
   Insurance and claims                                3,887           3,873
   Communications and utilities                          944           1,239
   Depreciation and equipment rents                    7,026           6,610
   (Gain) loss on disposition of operating assets        378            (839)
   Rents and purchased transportation                  5,454           4,874
   Other operating expenses                              220             230
                                                   ---------       ---------
     Total Operating Expenses                         70,799          66,901
                                                   ---------       ---------
OPERATING INCOME                                         194           3,586
OTHER DEDUCTIONS:
   Interest and other expenses                         4,133           4,124
                                                   ---------       ---------
LOSS BEFORE INCOME TAXES                              (3,939)           (538)
PROVISION FOR INCOME TAXES                            (1,530)           (210)
                                                   ---------       ---------
     NET LOSS                                      $  (2,409)      $    (328)
                                                   =========       =========
     NET LOSS PER SHARE                            $   (0.46)      $   (0.06)

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                         5,190,932       5,236,522





See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                       Three Months Ended
                                                     March 31         March 31
                                                       1997             1996
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES $   3,539      $  (2,836)

INVESTING ACTIVITIES
   Purchases of property and equipment                   (661)           216
   Proceeds from disposal of property and equipment        91          3,436
                                                    ---------      ---------
   NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                            (570)         3,652

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                               5,397          7,353
   Principal payments on lines of credit,
     long-term debt and capital lease obligations      (8,368)        (8,596)
   Proceeds from the issuance of common stock               0            390
   Purchase of Treasury Stock                               0            (19)
                                                    ---------      ---------
   NET CASH USED BY FINANCING ACTIVITIES               (2,971)          (872)
                                                    ---------      ---------
   DECREASE IN CASH AND CASH EQUIVALENTS                   (2)           (56)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               50            109
                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      48      $      53
                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   3,820      $   4,204

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $   5,068      $   4,521

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     592      $     357


See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - LONG-TERM DEBT

Subsequent to March 31, 1997, the Company has defaulted on the scheduled payments under its equipment capital leases ($145.9 million), which also constitute defaults under the Credit Facility that would permit acceleration of that debt. The capital leases represent primarily leased revenue equipment capitalized for approximately $210 million with accumulated amortization of approximately $59.0 million. Further, certain of the equipment capital lease defaults, if not cured shortly, will become events of default with respect to the Company's two series of Convertible Subordinated Debentures ($46.8 million) that also would permit acceleration. The Company also defaulted on the May 1, 1997 interest payment under the 61/2% convertible subordinated debentures ($22.4 million). However, the Company has thirty days from the May 1, 1997 due date to cure this default.

As a result of the above defaults, the Credit Facility, the equipment capital leases and 61/2% convertible subordinated debentures have been reclassified as current liabilities. Under the existing capital lease agreements the lenders have the option to accelerate or terminate the leases or to recall and dispose of the equipment with any deficiencies to be paid by the Company.

The Company has engaged Alex. Brown & Sons as financial advisors in order to assist with restructuring its various equipment capital leases and convertible subordinated debentures.

Note C -- EARNINGS PER SHARE

                                                      Three Months Ended
                                                   March 31         March 31
                                                     1997             1996
                                                 -----------      -----------
PRIMARY:
   Average shares outstanding                     6,397,983        6,234,737
   Assumed exercise of stock options                      0          172,313
   Treasury stock                                (1,207,051)      (1,170,528)
                                                -----------      -----------
     Totals                                       5,190,932        5,236,522
                                                ===========      ===========
   Net income (loss)                            $(2,409,000)     $  (328,000)
                                                ===========      ===========
  Per share amount:
     Net income                                 $     (0.46)     $     (0.06)
                                                ===========      ===========
FULLY DILUTED:
   Average shares outstanding                     6,397,983        6,234,737
   Assumed exercise of stock options                185,753          316,175
   Assumed conversion of 8% Convertible
     Subordinated Debentures issued
     September 9, 1985                            1,001,516        1,089,918
   Assumed conversion of 6 1/2% Convertible
     Subordinated Debentures issued
     May 9, 1986                                    592,079          592,079
   Treasury stock                                (1,207,051)      (1,170,528)
                                                -----------     -----------
     Totals                                       6,970,280        7,062,381
                                                ===========      ===========
Net income (loss)                               $(2,409,000)     $  (328,000)
   Add 8% Convertible Subordinated Debentures
     interest, net of income tax effect             294,000          327,000
   Add 6 1/2% Convertible Subordinated Debentures
     interest, net of income tax effect             219,000          223,000
                                                -----------      -----------
Adjusted net income                             $(1,896,000)     $   222,000
                                                ===========      ===========
Per share amount:
   Net income                                   $     (0.27)*    $      0.03*
                                                ===========      ===========

*  Anti-dilutive

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which will require a change, effective December 31, 1997, in the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.
The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The operating ratio (operating expenses as a percentage of operating revenues) was 99.7% during the first quarter of 1997 as compared to 94.9% in the first quarter of 1996. Operating income for the first quarter of 1997 was $194,000, compared to $3.6 million for the first quarter of 1996. Operating expenses as a percentage of revenues, were generally higher in 1997 as compared to 1996 primarily as a result of increases in fuel prices, maintenance expense, and purchased transportation. Additionally, the first quarter of 1997 reflected a loss on disposal of operating assets compared to a gain in 1996 which resulted in an increase in operating expenses totaling $1.2 million.

Operating revenues for the first quarter of 1997 were $71.0 million, compared to $70.5 million for the first quarter of 1996.

The Company had a net loss of $2.4 million for the first quarter of 1997, as compared to a net loss of $328,000 for the first quarter of 1996.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

In conjunction with the proposed restructuring of certain of the Company's debt obligations, the Company has unilaterally suspended monthly payments on its equipment debt for April and May, 1997. Further, the Company has not yet made the interest payment on its 61/2% Convertible Subordinated Debentures that was due May 1, 1997. See "Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

Prepaid expenses increased by approximately 17% since December 31, 1996, primarily due to the normal annual prepayment of licenses and taxes. Accounts Receivable decreased by 3%, as compared to December 31, 1996, due to seasonal increases in freight revenue volume and a decrease in other receivables.

Even though there was lower operating income in the first quarter of 1997, compared to the first quarter of 1996, operating cash flows increased primarily as a result of decreased accounts receivables in 1997 as compared to 1996. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year-end. The Company uses the revolving portion of its Credit Facility to smooth cyclical cash flows associated with its operations.

RECENT DEVELOPMENTS AND TRENDS

The Company recently retained Alex. Brown & Sons Incorporated as its financial advisor to assist in restructuring certain of the Company's debt obligations. As noted above, the Company has suspended monthly payments on its equipment debt for April and May, 1997 aggregating $7.0 million. The Company is therefore in default under those agreements, and, while the Company has no payment defaults under its general credit facility (pursuant to which $18.7 million is currently outstanding), the equipment debt defaults constitute defaults under the general credit facility that would permit acceleration of that debt. Further, certain of the equipment debt defaults (if not cured shortly) will become events of default with respect to the Company's two series of Convertible Subordinated Debentures(pursuant to which $46.8 million is currently outstanding) that also would permit acceleration. The Company has not made the interest payment due May 1, 1997 with respect to its 61/2% convertible Subordinated Debentures. If not cured within 30 days, this will also become an event of default permitting acceleration of the $27,351,000 outstanding principal balance on those debentures. The Company has received no demands or notices of default under its general credit agreement, nor does the Company expect any such demands or notices so long as its restructuring discussions are progressing satisfactorily.

The Company has, however, received notices of default from equipment creditors representing approximately $100.0 million in outstanding equipment debt purporting to exercise various remedies ranging from termination of leases and return of equipment to acceleration of remaining amounts under the applicable equipment leases or loans. The Company and its financial advisor regard this as a customary and expected response, and they are currently engaged in discussions with those creditors as well as representatives of holders of the Company's Convertible Subordinated Debentures. Generally, these creditors have expressed an initial willingness to restructure the Company's debt in varying manners. The details of the restructurings are still being formulated. The Company believes, based on the progress of the restructuring discussions to date, that it will be able to achieve a successful restructuring that will improve the Company's cash flow and better position the Company for a return to profitability and achieving its long-term goals.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the SEC.

The foregoing discussions under "FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL" and "RECENT DEVELOPMENTS AND TRENDS" are particularly susceptible to the risks and uncertainties discussed below. Moreover, the Company through its senior management may from time to time make such "forward looking statements" about the matters described herein or other matters concerning the Company.

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

PART II.  OTHER INFORMATION

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

For a discussion of certain defaults see "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 10.1 Amendment No. 9 dated as of March 28, 1997, to the Amended and Restated Financing Agreement among the CIT Group/Business Credit, Inc., National Bank of Canada and Builders Transport, Inc. dated May 28, 1993

       Exhibit 27 Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1997.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  May 15, 1997                         By:  /s/T. M. Guthrie
       --------------------                      ---------------------------
                                                 T. M. Guthrie
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 Signed in the dual capacity
                                                 of a duly authorized officer
                                                 of the Registrant and the
                                                 Principal Accounting Officer
                                                 of the Registrant