Form 10-Q
period 1997-06-30
BUILDERS TRANSPORT INC
filed 1997-08-14
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1997            Commission File No 0-11300


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

          Class                                 Outstanding at August 1, 1997
----------------------------                    -----------------------------
Common Stock, par value $.01                               5,284,019
         per share















                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of June 30, 1997
        and December 31, 1996                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended June 30, 1997 and 1996 and the Six Months
        Ended June 30, 1997 and 1996                                        3

     Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1997 and 1996                                 4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8


Part II   OTHER INFORMATION

ITEM 1.   LEGAL                                                             *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  13




* No information submitted under this caption.















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                    June 30       December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $      62        $      50
   Accounts receivable, less allowances
     (June 30, 1997  -  $519
      December 31, 1996  -  $456)                     34,445           34,108
   Prepaid expenses                                   16,421           14,921
   Repair parts and operating supplies                 2,608            3,538
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             53,536           52,617


PROPERTY AND EQUIPMENT                               314,446          309,478
   Less accumulated depreciation
     and amortization                               (130,927)        (117,235)
                                                   ---------        ---------
     TOTAL PROPERTY AND EQUIPMENT                    183,519          192,243



OTHER ASSETS                                          22,569           23,486
                                                   ---------        ---------


     TOTAL ASSETS                                  $ 259,624        $ 268,346
                                                   =========        =========



















                                      -1-

                                                    June 30       December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  14,932        $  15,889
   Other current liabilities                          10,407           11,717
   Current maturities of long-term debt              146,918           38,156
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                       172,257           65,762

LONG-TERM DEBT
   Revolving credit agreement                              0           13,321
   Convertible Subordinated Debentures                     0           44,632
   Capital leases and other                           56,006          111,036
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                             56,006          168,989

DEFERRED CREDITS AND OTHER LIABILITIES
Other                                                  9,775           10,273
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                           9,775           10,273

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at June 30, 1997 or December 31, 1996
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,491,070 shares at June 30, 1997 and
     6,270,600 shares at December 31, 1996                65               63
     Paid-in capital                                  34,265           33,675
     Unearned compensation related to
     ESOP receivable                                  (4,302)          (4,337)
     Retained earnings                                 6,604            8,967
                                                   ---------        ---------
                                                      36,632           38,368
   Less cost of common stock in treasury
     (1,207,051 shares at June 30, 1997
      and at December 31, 1996)                      (15,046)         (15,046)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       21,586           23,322
                                                   ---------        ---------

CONTINGENT LIABILITIES

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 259,624        $ 268,346
                                                   =========        =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

See notes to condensed consolidated financial statements

                                      -2-
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES


                                    Three Months Ended        Six Months Ended
                                    June 30     June 30      June 30    June 30
                                     1997        1996          1997       1996
                                   ---------   ---------  ---------   ---------
                                  (In thousands, except   (In thousands, except
                                    per share amounts)      per share amounts)

OPERATING REVENUE                  $  75,187  $  73,442   $ 146,180  $ 143,929

OPERATING EXPENSES:
  Wages, salaries, and employee
    benefits                          29,077     29,922      57,805     59,312
  Operations and maintenance          16,469     14,980      33,904     29,529
  Operating taxes and licenses         6,613      6,850      13,340     13,823
  Insurance and claims                 4,219      3,689       8,106      7,562
  Communications and utilities           987      1,198       1,931      2,437
  Depreciation and equipment rents     7,116      6,767      14,142     13,377
  (Gain) on disposition of
     operating assets                    149       (483)        527     (1,322)
  Rents and purchased transportation   6,236      5,524      11,690     10,397
  Other operating expenses               148        375         368        608
                                   ---------  ---------   ---------  ---------
    Total Operating Expenses          71,014     68,822     141,813    135,723
                                   ---------  ---------   ---------  ---------

OPERATING INCOME                       4,173      4,620       4,367      8,206

OTHER DEDUCTIONS:
   Interest and other expenses         4,101      4,036       8,234      8,160


INCOME BEFORE INCOME TAXES                72        584      (3,867)        46

PROVISION FOR INCOME TAXES                27        227      (1,503)        17
                                    --------  ---------   ---------  ---------

NET INCOME (LOSS)                  $      45  $     357   $  (2,364) $      29
                                   =========  =========   =========  =========

NET INCOME (LOSS) PER SHARE        $     .01  $     .07   $    (.45) $     .01
                                   =========  =========   =========  =========

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING           5,284,019  5,324,664   5,237,732  5,280,592




See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                         Six Months Ended
                                                     June 30          June 30
                                                       1997             1996
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  10,457       $   5,240

INVESTING ACTIVITIES
   Purchases of property and equipment                 (1,270)         (1,475)
   Proceeds from disposal of property and equipment       112           5,492
                                                    ---------       ---------
   NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                          (1,158)          4,017

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                               2,458          14,468
   Principal payments on lines of credit,
     long-term debt and capital lease obligations     (11,745)        (23,732)
   Purchase of Treasury Stock                              --             (19)
                                                    ---------       ---------
   NET CASH USED BY FINANCING ACTIVITIES               (9,287)         (9,283)
                                                    ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        12             (26)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               50             108
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      62       $      82
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   5,974       $   8,193

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $   5,068       $  15,278

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     592       $     390


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - LONG-TERM DEBT

During the quarter ended June 30, 1997, the Company defaulted on the scheduled payments under its equipment capital leases ($138.4 million). The capital leases represent primarily leased revenue equipment capitalized for approximately $210 million with accumulated amortization of approximately $65.0 million. The capital lease defaults also constituted a default under the Credit Facility that would permit acceleration of that debt. The Company also defaulted on the May 1, 1997 interest payment on its 6 1/2% Convertible Subordinated Debentures. This continuing default constitutes a violation of the trust indenture governing those debentures that would permit acceleration of the debenture indebtedness. By virtue of the equipment capital lease defaults and the interest payment default on the 6 1/2% Convertible Subordinated Debentures, the Company is in default under the 8% Convertible Subordinated Debenture trust indenture.

As a result of the above defaults, the Credit Facility, the equipment capital leases, the 6 1/2% Convertible Subordinated Debentures, and the 8% Convertible Subordinated Debentures have been classified as current liabilities with the exception of the long-term portion of the equipment capital leases where the equipment lessors and lenders have signed restructuring agreements.

The Company has engaged Alex. Brown & Sons as financial advisors in order to assist with restructuring its various equipment capital leases and convertible subordinated debentures. The Company has presented restructuring proposals to the equipment lessors and lenders and to the representatives of the bondholders.



See "Management's Discussion and Analysis of the Financial Condition and Results of Operations -Financial Condition, Liquidity and Sources of Capital and -Recent Developments and Trends" for additional details of the restructuring.

Note C -- EARNINGS PER SHARE


                               Three Months Ended         Six Months Ended
                              June 30     June 30       June 30     June 30
                               1997         1996         1997         1996
                           -----------  -----------  -----------  -----------
PRIMARY:
Average shares outstanding   6,491,070    6,270,100    6,444,783    6,252,418
Assumed exercise of stock
   options                          --      225,147           --      198,730
Treasury stock              (1,207,051)  (1,170,583)  (1,207,051)  (1,170,556)
                           -----------  -----------  -----------  -----------
  Totals                     5,284,019    5,324,664    5,237,732    5,280,592
                           ===========  ===========  ===========  ===========
Net income (loss)          $    45,183   $  357,113  $(2,363,693) $    28,723
                           ===========  ===========  ===========  ===========
Per share amount:
  Net income               $       .01  $       .07  $      (.45) $      (.01)
                           ===========  ===========  ===========  ===========

FULLY DILUTED:
Average shares outstanding   6,491,070    6,270,100    6,444,783    6,252,418
Assumed exercise of stock
 options                            --      225,147       92,876      270,661
Assumed conversion of 8%
 Convertible Subordinated
 Debentures issued
 September 9, 1985           1,001,516    1,060,775    1,001,516    1,075,346
Assumed conversion of
 6 1/2% Convertible
 Subordinated Debentures
 issued May 9, 1986            592,079      592,079      592,079      592,079
Treasury stock              (1,207,051)  (1,170,583)  (1,207,051)  (1,170,556)
                           -----------  -----------  -----------  -----------
  Totals                     6,877,614    6,977,518    6,924,203    7,019,948
                           ===========  ===========  ===========  ===========

Net income (loss)          $    45,183  $   357,113  $(2,363,693) $    28,723

Add 8% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             297,315      314,906      591,362      642,019

Add 6 1/2% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             220,947      220,947      439,466      444,322
                           -----------  -----------  -----------  -----------
Adjusted net income        $   563,445  $  892,966   $(1,332,865) $ 1,115,064
                           ===========  ===========  ===========  ===========
Per share amount:
Net income                 $       .08* $       .13* $      (.19)*$      .16*
                           ===========  ===========  ===========  ===========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the second quarter of 1997 were $75.2 million, compared to $73.4 million for the second quarter of 1996, and for the first six months of 1997, were $146.2 million, compared to $143.9 million for the first six months of 1996.

Net income for the second quarter of 1997 was $45,000, compared to $357,000 for the second quarter of 1996, and net loss for the first six months of 1997 was $2.4 million compared to a net income of $29,000 for the first six months of 1996.

The operating ratio (operating expenses as a percentage of operating revenues) was 94.4% and 97.0% for the second quarter and first six months of 1997, respectively, compared to 93.7% and 94.3% for the same periods in 1996. Operating income during the second quarter was $4.2 million, compared to $4.6 million in the second quarter of 1996 and for the first six months of 1997 was $4.4 million, compared to $8.2 million for the first six months of 1996.

Operating expenses, as a percentage of revenues, were higher in the second quarter and the first six months of 1997 as compared to the same periods on 1996 as a result of increases in fuel prices, maintenance expense, and purchased transportation. Additionally, the second quarter of 1997 and the first six months of 1997 reflected losses on disposals of operating assets of $149,000 and $527,000, respectively, compared to gains of $483,000 and $1.3 million in the same periods of 1996.

Operating income increased by $4.0 million in the second quarter of 1997 compared to the first quarter of 1997. Approximately half of this increase came from additional revenue volumes and approximately half came from reductions in cost, primarily as a result in decreases in fuel prices and maintenance expense.

The Company's freight volume for the flatbed and dedicated fleet divisions was relatively strong throughout the second quarter. The Company's management is optimistic that the freight volumes will continue to improve in these divisions. This increased demand, along with some of the new business that has been recently added, should result in long-term revenue growth for both of these divisions.

The Company's van division experienced a decrease in its revenue volume in the second quarter and first six months of 1997 compared to the same periods in 1996. Van tractors and trailers are being shifted within the van division and between the van division and the other two divisions to maximize the utilization of the equipment. While management expects to shrink the van division, the van division is expected to begin moving toward profitability over the next six to twelve months as a result of optimizing the utilization of the equipment.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

In conjunction with the proposed restructuring of the Company's debt obligations, the Company has entered into amended lease or loan agreements with many of the Company's equipment lessors and lenders that have resulted in revised payment schedules. Pursuant to these revised payment schedules, the Company has made payments aggregating $5.5 million on various portions of principal and interest payments originally scheduled for April through July 1997, that aggregated $10.3 million prior to obtaining the amendments to these credit agreements. With respect to other equipment debt agreements in which the Company has not yet reached an agreement with its lessors, the Company has suspended payments aggregating $2.5 million for April, May and July. All equipment debt payments ($3.5 million) for June have been made. Except for those equipment debt agreements where no agreement on rescheduling payments has been reached, the Company expects to make its August equipment debt payments. Further, the Company did not make the interest payment on its 61/2% Convertible Subordinated Debentures that was due May 1, 1997. The Company does not anticipate making the interest payment ($977,000) or sinking fund payment ($2,156,000) on its 8% Convertible Subordinated Debentures due August 15, 1997. See "-Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

Prepaid expenses increased by approximately 10% since December 31, 1996, primarily due to the normal annual prepayment of licenses and taxes. Repair parts and operating supplies decreased by approximately 26% since December 31, 1996, primarily as a result of the efforts of the Company to minimize inventory levels.

Even though there was lower operating income in the first six months of 1997, compared to the first six months of 1996, operating cash flows increased primarily as a result of decreased accounts receivables in 1997 as compared to 1996. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year-end. The Company uses the revolving portion of its Credit Facility to smooth cyclical cash flows associated with its operations.

RECENT DEVELOPMENTS AND TRENDS

In March 1997, the Company retained Alex. Brown & Sons Incorporated as its financial advisor to assist in restructuring certain of the Company's debt obligations. As noted above, the Company suspended monthly payments on much of its equipment debt for April and May 1997, and made a partial payment for July, 1997 representing interest. The total suspended payments aggregated $9.7 million. The Company is therefore in default under those agreements, and, while the Company has no payment defaults under its general credit facility (pursuant to which $15.8 million is currently outstanding), the equipment debt defaults constitute defaults under the general credit facility that would permit acceleration of that debt. Further, certain of the equipment debt defaults have become events of default with respect to the Company's two series of Convertible Subordinated Debentures(pursuant to which $46.8 million is currently outstanding) that also would permit acceleration. The Company has not made the interest payment due May 1, 1997, with respect to its 6 1/2% Convertible Subordinated Debentures. The Company anticipates that it will not make the interest payment or sinking fund payment due August 15,

1997, on its 8% Convertible Subordinated Debentures. The Company has received no demands or notices of default under its general credit agreement, nor does the Company expect any such demands or notices so long as its restructuring discussions are progressing satisfactorily.

The Company has executed amended lease or loan agreements with certain of the equipment lessors and lenders which represents $72.6 million of the total outstanding for the capital leases and loans ($138.4 million). The Company has reached an agreement in principle and awaits documentation with certain of the equipment lessors and lenders which represents $53.0 million of the total outstanding.

The Company has, however, received notices of default or lawsuits from equipment creditors representing approximately $12.8 million in outstanding equipment debt purporting to exercise various remedies ranging from termination of leases and return of equipment to acceleration of remaining amounts under the applicable equipment leases or loans. The Company and its financial advisor regard this as a customary and expected response, and they are currently engaged in discussions with those creditors as well as representatives of holders of the Company's Convertible Subordinated Debentures. The Company believes, based on the progress of the restructuring discussions to date, that it will be able to achieve a successful restructuring that will improve the Company's cash flow and better position the Company for a return to profitability and achieving its long-term goals.

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

PART II.    OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

For a discussion of certain defaults "Management's Discussion and Analysis of the Financial Condition and Results of Operations -Financial Condition, Liquidity and Sources of Capital and -Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  	Builders Transport, Incorporated's Annual Meeting of Stockholders was
       held on June 3, 1997.

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

     (i)  Nominees                      Votes Against                 Broker
        for Directors       Votes For    or Withheld   Abstentions   Non-Votes
     --------------------   ---------    -----------   -----------   ---------

     David C. Walentas      4,789,855       216,819         ---         ---
     Stanford M. Dinstein   4,782,502       224,172         ---         ---
     John R. Morris         4,837,014       169,660         ---         ---
     Arthur C. Baxter       4,832,475       174,199         ---         ---
     Frederick S. Morton    4,837,319       169,355         ---         ---
     Pierson G. Mapes       4,845,628       161,046         ---         ---

    (ii) Ratification of the Board of Directors reappointment of Ernst & Young as the Company's independent auditors to audit the financial statements of the Company for the current fiscal year.

                                        Votes Against                 Broker
                            Votes For    or Withheld   Abstentions   Non-Votes
                            ---------    -----------   -----------   ---------

                            4,842,539        29,701     134,434         ---

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 Financial Data Schedule (for SEC use only)


  (b) Reports on Form 8-K. On May 27, 1997, the Company filed a report on Form 8-K relating to the Company's election of Dan Braatz as the new President and Chief Operating Officer. A copy of the news release was included in the Form 8-K.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  August 13, 1997                      By:
       -----------------------                   -----------------------------
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




















                                      -13