Form 10-Q
period 1997-09-30
BUILDERS TRANSPORT INC
filed 1997-11-14
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 1997        Commission File No 0-11300


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

          Class                                Outstanding at November 10, 1997
----------------------------                    -----------------------------
Common Stock, par value $.01                               5,284,019
         per share













                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended September 30, 1997 and 1996 and the Nine Months
        Ended September 30, 1997 and 1996                                   3

     Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996                            4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8


Part II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 12




* No information submitted under this caption.















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                  September 30      December 31
                                                       1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $     32         $    50
  Accounts receivable, less allowances
     (September 30,1997  -  $408;
      December 31, 1996  -  $456)                     34,360           34,108
  Prepaid expenses                                    16,511           14,921
  Repair parts and operating supplies                  3,179            3,538
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             54,082           52,617


PROPERTY AND EQUIPMENT                               312,047          309,478
  Less accumulated depreciation
     and amortization                               (137,484)        (117,235)
                                                   ---------        ---------

     TOTAL PROPERTY AND EQUIPMENT                    174,563          192,243


OTHER ASSETS                                          23,400           23,486
                                                   ---------        ---------


     TOTAL ASSETS                                   $252,045         $268,346
                                                   =========        =========

                                                  September 30      December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  17,198        $  15,889
   Other current liabilities                          10,099           11,717
   Current maturities of long-term debt              102,320           38,156
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                       129,617           65,762

LONG-TERM DEBT
   Revolving credit agreement                            0             13,321
   Convertible Subordinated Debentures                   0             44,632
   Capital leases and other                           92,075          111,035
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                             92,075          168,988

DEFERRED CREDITS AND OTHER LIABILITIES
   Other                                               9,853           10,273
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                           9,853           10,273

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at September 30, 1997 or December 31, 1996
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,491,070 shares at September 30, 1997 and
     6,270,600 shares at December 31, 1996                65               63
     Paid-in capital                                  34,265           33,675
     Unearned compensation related to
     KSOP receivable                                  (4,232)          (4,337)
     Retained earnings                                 5,448            8,968
                                                   ---------        ---------
                                                      35,546           38,369
   Less cost of common stock in treasury
     (1,207,051 shares at September 30, 1997 and
                          December 31, 1996)         (15,046)         (15,046)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       20,500           23,323
                                                   ---------        ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 252,045        $ 268,346
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

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                     1997        1996          1997       1996
                                   ---------   ---------  ---------   ---------
                                      (In thousands, except per share amounts)

OPERATING REVENUE                  $  73,002  $  73,462   $ 219,183  $ 217,390

OPERATING EXPENSES:
  Wages, salaries, and employee
    benefits                          28,479     30,344      86,278     89,657
  Operations and maintenance          17,013     16,921      50,923     46,450
  Operating taxes and licenses         6,475      6,824      19,815     20,647
  Insurance and claims                 4,083      4,357      12,188     11,919
  Communications and utilities         1,103      1,145       3,034      3,581
  Depreciation and equipment rents     7,080      6,792      21,221     20,169
  (Gain) loss on disposition of
     operating assets                    201        363         729      (960)
  Rents and purchased transportation   6,795      5,765      18,485     16,163
  Other operating expenses                56        270         425        878
                                   ---------  ---------   ---------  ---------
    Total Operating Expenses          71,285     72,781     213,098    208,504
                                   ---------  ---------   ---------  ---------

OPERATING INCOME                       1,717        681       6,085      8,886

OTHER DEDUCTIONS:
   Interest and other expenses         3,607      4,120      11,842     12,280
LOSS BEFORE INCOME TAXES              (1,890)    (3,439)     (5,757)    (3,394)

PROVISION FOR INCOME TAXES              (734)    (1,341)     (2,237)    (1,324)
                                   ---------  ---------   ---------  ---------

  Net Loss                         $  (1,156) $  (2,098)  $  (3,520) $  (2,070)
                                   =========  =========   =========  =========

  NET LOSS PER COMMON SHARE        $   (0.22) $   (0.41)  $   (0.67) $   (0.39)
                                   =========  =========   =========  =========

  WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING        5,284,019  5,169,179   5,253,331  5,243,480

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                         Nine Months Ended
                                                            September 30
                                                       1997             1996
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  16,931       $  11,791

INVESTING ACTIVITIES
   Purchases of property and equipment                 (1,373)         (1,858)
   Proceeds from disposal of property and equipment     2,241           5,786
                                                    ---------       ---------
   NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                            868           3,928

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                                              17,734
   Principal payments on lines of credit,
     long-term debt and capital lease obligations     (17,817)        (33,287)
   Proceeds from the issuance of common stock                               4
   Purchase of treasury stock                                          (234)
                                                    ---------       ---------
   NET CASH USED BY FINANCING ACTIVITIES              (17,817)        (15,783)
                                                    ---------       ---------
   DECREASE IN CASH AND CASH EQUIVALENTS                  (18)            (64)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               50             109
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      32       $      45
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   9,540       $  11,971

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $   5,068       $  17,548

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     592       $    390

See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B -- LONG-TERM DEBT

During the second quarter of 1997, the Company defaulted on the scheduled payments under its equipment capital leases ($133.8 million). The capital leases represent primarily leased revenue equipment capitalized for approximately $210 million with accumulated amortization of approximately
$70.0 million. The capital lease defaults also constitute a default under the Credit Facility that would permit acceleration of that debt. The Company also defaulted on the May 1, 1997 and November 1, 1997 interest payments on its 6 1/2% Convertible Subordinated Debentures and the August 15, 1997 interest and sinking fund payments on its 8% Convertible Subordinate Debentures. This continuing default constitutes a violation of the trust indenture governing those debentures that would permit acceleration of the debenture indebtedness.

As a result of the above defaults, the Credit Facility, the equipment capital leases, the 6 1/2% Convertible Subordinated Debentures, and the 8% Convertible Subordinated Debentures have been classified as current liabilities with the exception of the long-term portion of the equipment capital leases where the equipment lessors and lenders have signed restructuring agreements.

The Company has engaged Alex. Brown & Sons as financial advisors in order to assist with restructuring it various equipment capital leases and convertible subordinated debentures. The Company has presented restructuring proposals to the equipment lessors and lenders and to the representatives of the bondholders. The Company contemplates that the restructuring of the convertible subordinated debentures will be successful and will generate significant taxable income.

See "Management's Discussion and Analysis of the Financial Condition and Results of Operations -Financial Condition, Liquidity and Sources of Capital and -Recent Developments and Trends" for additional details of the restructuring.

Note C -- EARNINGS PER SHARE

                               Three Months Ended         Nine Months Ended
                                  September 30              September 30
                               1997         1996         1997         1996
                           -----------  -----------  -----------  -----------
PRIMARY:
Average shares outstanding   6,491,070    6,270,442    6,460,382    6,258,470
Assumed exercise of stock
   options                         -0-       76,805          -0-      158,088
Treasury stock              (1,207,051)  (1,178,068)  (1,207,051)  (1,173,078)
                           -----------  -----------  -----------  -----------
  Totals                     5,284,019    5,169,179    5,253,331    5,243,480
                           ===========  ===========  ===========  ===========
Net loss                   $(1,156,201) $(2,098,492) $(3,519,894) $(2,069,769)
                           ===========  ===========  ===========  ===========
Per share amount:
  Net loss                 $      (.22) $      (.41) $      (.67) $      (.39)
                           ===========  ===========  ===========  ===========

FULLY DILUTED:
Average shares outstanding   6,491,070    6,270,442    6,460,382    6,258,470
Assumed exercise of stock
 options                        88,734       76,805       91,495      206,042
Assumed conversion of 8%
 Convertible Subordinated
 Debentures issued
 September 9, 1985           1,001,516    1,001,516    1,001,516    1,050,557
Assumed conversion of
 6 1/2% Convertible
 Subordinated Debentures
 issued May 9, 1986            592,079      592,079      592,079      592,079
Treasury stock              (1,207,051)  (1,178,068)  (1,207,051)  (1,173,078)
                           -----------  -----------  -----------  -----------
  Totals                     6,966,348    6,762,774    6,938,421    6,934,070
                           ===========  ===========  ===========  ===========

Net loss                   $(1,156,201) $(2,098,492) $(3,519,894) $(2,069,769)

Add 8% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             300,582      300,582      891,944      942,601

Add 6 1/2% Convertible
 Subordinated Debentures
 interest, net of
 income tax effect             223,375      223,375      662,841      667,697
                           -----------  -----------  -----------  -----------
Adjusted net income        $  (632,244) $(1,574,535) $(1,965,109) $(  459,471)
                           ===========  ===========  ===========  ===========
Per share amount:
Net loss                   $      (.09)*$      (.23)*$      (.28)*$      (.07)*
                           ===========  ===========  ===========  ===========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the third quarter of 1997 were $73.0 million, compared to $73.5 million for the third quarter of 1996, and for the first nine months of 1997, were $219.2 million, compared to $217.4 million for the first nine months of 1996.

Net loss for the third quarter of 1997 was $1.2 million, compared to $2.1 million for the third quarter of 1996, and net loss for the first nine months of 1997 was $3.5 million compared to a net loss of $2.1 million for the first nine months of 1996.

The operating ratio (operating expenses as a percentage of operating revenues) was 97.6% and 97.2% for the third quarter and first nine months of 1997, respectively, compared to 99.1% and 95.9% for the same periods in 1996. Operating income during the third quarter was $1.7 million, compared to $681,000 in the third quarter of 1996 and for the first nine months of 1997 was $6.1 million, compared to $8.9 million for the first nine months of 1996.

Operating expenses, as a percentage of revenues, were lower in the third quarter of 1997 as compared to the third quarter of 1996. This was a result primarily of the cost reduction efforts started in the fourth quarter of 1996 and substantially completed during the first quarter of 1997. There were increases in purchased transportation as a result of increasing the number of owner operators by approximately 30% from 211 in 1996 to 276 in 1997.

Operating expenses, as a percentage of revenues, were higher in the first nine months of 1997 as compared to the first nine months of 1996 as a result of increases in maintenance expenses and purchased transportation. Additionally, the first nine months of 1997 reflected losses on disposal of operating assets of $729,000 compared to gains of $960,000 in the same period of 1996.

Comparing the third quarter of 1997 to the second quarter of 1997, freight volume continued to improve in the dedicated fleet division, however, freight volume was flat in the van division and decreased in the flatbed division. Demand for motor freight transportation has remained strong in all divisions, however, growth in freight volumes has not occurred as expected due to an increase in the number of unmanned trucks in the third quarter of 1997.

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

In conjunction with the proposed restructuring of the Company's debt obligations, the Company has entered into amended lease or loan agreements with most of the Company's equipment lessors and lenders that have resulted in revised payment schedules. Pursuant to these revised payment schedules, the Company has made payments aggregating $13.6 million on various portions of principal and interest payments originally scheduled for April through October 1997, that aggregated $23.4 million prior to obtaining the amendments to these credit agreements. With respect to other equipment debt agreements in which the Company has not yet reached an agreement with its lessors, the Company has made partial payments aggregating $679,000 for April through October.
The original scheduled payments for April through October aggregated $2.2 million for these lessors. The Company did not make the interest payments on its 61/2% Convertible Subordinated Debentures that were due May 1, 1997 and November 1, 1997. The Company also did not make the interest payment or sinking fund payment on its 8% Convertible Subordinated Debentures due August 15, 1997. See "Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

Prepaid expenses increased by approximately 11% since December 31, 1996, primarily due to the normal annual prepayment of licenses and taxes and an increase in prepaid tires. Repair parts and operating supplies decreased by approximately 10% since December 31, 1996, primarily as a result of the efforts of the Company to minimize inventory levels.

Even though there was lower operating income in the first nine months of 1997, compared to the first nine months of 1996, operating cash flows increased primarily as a result of decreased accounts receivables in 1997 as compared to 1996. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow from operations generally increases consistently beginning in the second quarter through year-end. The Company uses the revolving portion of its Credit Facility to smooth cyclical cash flows associated with its operations.

RECENT DEVELOPMENTS AND TRENDS

In March 1997, the Company retained Alex. Brown & Sons Incorporated as its financial advisor to assist in restructuring certain of the Company's debt obligations. As noted above, the Company has restructured the payment schedules on much of its equipment debt. With respect to other equipment debt agreements in which the Company has not yet reached an agreement with its lessors, the total suspended payments aggregated $1.5 million. The
Company is therefore in default under those agreements, and, while the Company has no payment defaults under its general credit facility (pursuant to which $13.8 million is currently outstanding), the equipment debt defaults constitute defaults under the general credit facility that would permit acceleration of that debt. Further, certain of the equipment debt defaults have become events of default with respect to the Company's two series of Convertible Subordinated Debentures(pursuant to which $46.8 million is currently outstanding) that also would permit acceleration. The Company has not made interest payments due May 1, 1997, and November 1, 1997, with respect to its 6 1/2% Convertible Subordinated Debentures. The Company has not made the interest payment or sinking fund payment due August 15, 1997, on its 8% Convertible Subordinated Debentures. The Company has received no demands or notices of default under its general credit agreement, nor does the Company expect any such demands or notices so long as its restructuring discussions are progressing satisfactorily.

The Company has executed amended lease or loan agreements with certain of the equipment lessors and lenders which represents $111.7 million of the total outstanding for the capital leases and loans ($133.8 million). The Company has reached an agreement in principle and awaits documentation with certain of the equipment lessors and lenders which represents $14.9 million of the total outstanding.

The Company has, however, received notices of default or lawsuits from equipment creditors representing approximately $7.2 million in outstanding equipment debt purporting to exercise various remedies ranging from termination of leases and return of equipment to acceleration of remaining amounts under the applicable equipment leases or loans. The Company and its financial advisor regard this as a customary and expected response, and they are currently engaged in discussions with those creditors as well as representatives of holders of the Company's Convertible Subordinated Debentures. The Company believes, based on the progress of the restructuring discussions to date, that it will be able to achieve a successful restructuring that will improve the Company's cash flow and better position the Company for a return to profitability and achieving its long-term goals. The Company contemplates that the successful restructuring of the convertible subordinated debentures will generate significant taxable income.

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

The foregoing discussions under "FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL" and "RECENT DEVELOPMENTS AND TRENDS" are particularly susceptible to the risks and uncertainties discussed above. Moreover, the Company through its senior management may from time to time make such "forward looking statements" about the matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update "forward looking statements."

PART II.  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

For a discussion of certain defaults see "Management's Discussion and Analysis of the Financial Condition and Results of Operations: Financial Condition, Liquidity and Sources of Capital and Recent Developments and Trends" and Note B to Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 Financial Date Schedule (for SEC use only)

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 30, 1997.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  November 14, 1997                      By:  /S/ T.M. Guthrie
       -----------------------                   -----------------------------
                                                 T.M. Guthrie
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 Signed in the dual capacity
                                                 of a duly authorized officer
                                                 of the Registrant and the
                                                 Principal Accounting Officer
                                                 of the Registrant