Form 10-K405
period 1997-12-31
BUILDERS TRANSPORT INC
filed 1998-03-31
CIK 726617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.
              FOR THE TRANSITION PERIOD FROM  ______ TO  ______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998: Common Stock, par value $.01 per share -- $6,958,504.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 16, 1998, of the registrant's issued and outstanding class of stock, its $0.01 per share par value common stock, was 5,284,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS...........    1
SPECIAL NOTE REGARDING POTENTIAL CASH FLOW SHORT-FALL.......    1
PART I......................................................    2
     ITEM 1.  Business......................................    2
     ITEM 2.  Properties....................................    9
     ITEM 3.  Legal Proceedings.............................   11
     ITEM 4.  Submission of Matters to a Vote of Security
                  Holders...................................   11
PART II.....................................................   12
     ITEM 5.  Market for the Registrant's Common Equity and
                  Related Stockholder Matters...............   12
     ITEM 6.  Selected Financial Data.......................   13
     ITEM 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................   14
     ITEM 8.  Financial Statements and Supplementary Data...   21
     ITEM 9.  Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure....   41
PART III....................................................   41
     ITEM 10.  Directors and Executive Officers of the
                  Registrant................................   41
     ITEM 11.  Executive Compensation.......................   43
     ITEM 12.  Security Ownership of Certain Beneficial
                  Owners and Management.....................   49
     ITEM 13.  Certain Relationships and Related
                  Transactions..............................   51
PART IV.....................................................   52
     ITEM 14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.......................   52

                                      (ii)

                             SPECIAL NOTE REGARDING
                           FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and
Section 27A of the Securities Act of 1933 (the "Securities Act"). Builders Transport, Incorporated ("Builders" or the "Company") cautions readers that any "forward-looking statements" include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements". Such "forward-looking statements" should, therefore, be considered in light of various important factors set forth from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission (the "SEC").

"Forward-looking statements" are found at various places throughout this document, including Management's Discussion and Analysis of Financial Conditions and Results of Operations. Moreover, the Company's management may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company. The Company disclaims any intent or obligation to update any such "forward-looking statements".

All "forward-looking statements related to the Company are subject to risks and uncertainties which may be beyond the Company's control. For additional discussion of the various risks and other factors bearing on "forward-looking statements" see the applicable discussions herein, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Factors that May Affect Future Results".

             SPECIAL NOTE REGARDING POTENTIAL CASH FLOW SHORT-FALL

Builders' current cash flow projections indicate that the Company may not be able to satisfy all of its payables that come due in April unless the Company obtains additional funding. The Company has recently obtained a non-binding agreement from a potential lender to replace the Company's current credit agreement with a new credit agreement that would make an additional $9 million to $10 million available to the Company. No assurance can be given that Builders will obtain this new financing, or if it does, that it will be able to close the financing in time to satisfy all of the Company's April payables. Additionally, if Builders' right to self-insure were to be revoked by the Federal Highway Administration (the "FHWA") (see "Business -- Risk Management and Insurance"), the Company estimates that its additional insurance cost for the first six months that it could not self-insure would be approximately $6 million (which figure could be retroactively adjusted downward if the Company's loss experience justified it). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Builders is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. From its origins as a Southeastern regional, high service, flatbed carrier for a limited number of building materials shippers, the Company has expanded and developed into a carrier that provides dedicated contract carriage, dry van and flatbed service for shippers of a variety of products in the medium- and short-haul and regional markets. These products include, among others, textiles, tires, paper products, metal products, chemicals, consumer goods and building materials. Throughout its history, the Company has concentrated on tailoring its services to the specific requirements of individual customers. As a result, the preponderance of Builders' business involves providing high-quality, specialized services to service-sensitive shippers. To assure the most efficient response to the differing requirements of customers at numerous shipping locations, Builders has a network of terminals where over-the-road tractors are based and drivers are domiciled. This terminal network is supplemented by miscellaneous staging lots near certain major shipping points. The Company utilizes a computerized operations system to control and facilitate the movement of freight. Builders' operating philosophy is founded on maintaining the highest level of service in the most efficient manner possible. (See "-- Developments in the Company's Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments and Trends" for a discussion of how Builders' 1998 Operating Plan may change certain aspects of the Company's business.)

Builders is headquartered in Camden, South Carolina, and its total operation encompasses thousands of plants, warehouses and shipping points of regularly served customers in the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. The Company holds common and contract carrier authority to transport general commodities in interstate commerce between all points in the United States (see "-- Regulation").

No single customer (including groups of customers under common control and affiliated customers) accounted for as much as ten percent of Builders' consolidated revenues in 1997.

OPERATIONS

Builders currently conducts operations from 43 terminals. Each terminal is the base for specific over-the-road tractors and is the domicile of the drivers who operate those tractors. Thirty of these terminals have facilities and staff to provide fueling and routine and heavy maintenance. (See "-- Developments in the Company's Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments and Trends" for a discussion of the Company's plan to reduce the number of its maintenance facilities.) The Company also operates miscellaneous staging lots near certain major shipping points. The Company believes this network of facilities enhances its ability to provide highly responsive, specialized services at its customers' major shipping locations in an efficient manner.

Each customer's shipment is accorded exclusive use of a trailer; goods of more than one customer are not carried on the same trailer. Builders' preferred operating procedure is for a unit carrying a shipment to proceed directly from origin to destination with no delay en route occasioned by a change of drivers, relays or circuitous routing via terminals. The Company operates computerized Central Control Departments for van, flatbed and dedicated operations. These departments strive to maintain fleet balance by locating and procuring freight shipments that originate near the destination of another shipment that is en route or already scheduled. The Central Control Departments send this information to the terminal, and each terminal then dispatches its domiciled drivers accordingly.

Builders has begun to recruit commission agents aggressively in addition to its efforts to recruit owner-operators. The Company believes that the increased use of owner-operators and commission agents will tend to protect the Company during business downturns and to provide increased revenue without adding proportionate fixed costs. (See "-- Owner-Operators and Commission Agents".)

Builders believes its range of services is one of the most comprehensive offered by any truckload carrier. The Company's services are divided into three major categories:

Flatbed Operations. Builders' Flatbed Division provides customized transportation to service-sensitive shippers. The Company strives to meet all specific pickup and delivery schedules requested by both single and multi-location shippers. This customized service is designed to accommodate the increasing number of shippers that utilize just-in-time delivery techniques or that seek to reduce costs by controlling their inventory levels. In recent years, the Flatbed Division has diversified its commodity mix that now includes, among other things, lumber, steel, aluminum, wallboard, roofing materials and pipe. This makes the division less vulnerable to periodic downturns in any single business segment represented in the Flatbed Division's customer base. For certain customers, the Flatbed Division also acts as a single source provider of logistics support. (Logistic support includes supervising all of a shipper's trucking needs, even though some of those needs may be met by carriers other than Builders.)

Dry Van Operations. The Company's Dry Van Division services a broad array of customers with a variety of shipping needs. The division's primary traffic consists of medium-haul routes and is geographically confined to the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. The Van Division's customers include many Fortune 500 companies who subscribe to a "core-carrier" strategy as well as smaller companies with regional shipping needs. Services include just-in-time delivery, electronic data interchange and mobile satellite communications, as well as tailored services required to meet specific customer needs such as dedicated capacity and team operations. (See
"-- Developments in the Company's Business" for a discussion of the Company's plan to sharpen this division's focus and to redeploy Van Division assets that cannot be used effectively in the division's refocused operations.)

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

Other Specialized Services. In addition to those already noted, other specialized services that all Builders' divisions offer to a shipper when required to meet that shipper's needs include the following: (i) assignment of a specific number of linehaul units to the shipper on a continuing basis; (ii) establishment of a trailer pool on the shipper's property or on a Builders lot near the shipper's property; (iii) close coordination with the shipper to assure delivery at specified times; (iv) establishment of individualized pricing formats and information exchange systems, including electronic data interchange, to complement the shipper's systems designs and information flows; and (v) utilization of two-driver teams in those instances where a shipper's needs can be met more efficiently in that manner.

MARKETING

The primary focus of Builders' marketing strategy is to increase freight density within defined market areas that are consistent with the Company's growth and profit objectives. The goal is to provide optimal equipment utilization and superior customer service in furtherance of Builders' aim to be a leader in the truckload industry. The Company vigorously markets all its services including Flatbed, Van, Dedicated Fleet and logistics support. (See "-- Owner-Operators and Commission Agents" and "-- Developments in the Company's Business" for a discussion of the Company's recent decision to recruit commission agents and their anticipated impact on marketing.)

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

REVENUE EQUIPMENT

At December 31, 1997, Builders' linehaul fleet, including owner-operators' equipment, consisted of 2,699 over-the-road tractors and 6,330 trailers. The equipment is assigned to the three operating divisions as follows: Flatbed Division 1,017 tractors and 1,742 trailers; Van Division 890 tractors and 2,396 trailers; and Dedicated Fleet 792 tractors and 2,192 trailers. (See
"-- Developments in the Company's Business" for a discussion of the possible redeployment of certain Van Division assets.) The average age of Builders' tractors and trailers at December 31, 1997, was 2.75 years and 6.25 years, respectively.

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

Additionally, all tractors purchased since late 1994 have been premium tractors that represent a significant upgrade over the Company's previously existing tractor specifications. These new tractors include, among other things, extra large cabins, double sleeper bunks and more powerful electronic engines. The Company has over 1,300 two-way mobile satellite communication systems in the tractors that operate primarily in the Van Division. The Company hopes that, over time, its exceptional equipment will tend to help attract and retain high-quality, professional drivers by improving their work environment. To date, the Company cannot demonstrate, however, that this higher quality equipment has helped ameliorate Builders' problems in recruiting and retaining drivers. (See "-- Developments in the Company's Business".)

COMPETITION

Competition is based largely on the price and quality of service offered. Builders competes predominately with private carriage and other truckload carriers. The Company competes to a lesser degree with railroads, intermodal carriers, air freight carriers, freight forwarding companies and less-than-truck load motor common carriers.

Builders concentrates on providing high quality, specialized transportation in the most efficient manner possible to service-sensitive customers operating in the eastern two-thirds of the United States and the Provinces of Ontario and Quebec, Canada. Builders is often the primary carrier at the shipping locations that it serves.

EMPLOYEES

At December 31, 1997, Builders employed over 3,400 people of whom approximately 2,600 were drivers. None of the Company's employees is a member of any collective bargaining unit, and Builders' management believes employee relations are excellent.

Drivers. Builders has established several programs to increase driver loyalty and to provide a greater stake in the Company to drivers. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver's length of employment with Builders. The Company maintains a KSOP benefit plan for drivers and most other employees. Under this plan, Builders may match some portion of the employees' contribution in the form of Builders' Common Stock.

Safety and Training. Builders conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed jointly by the Company's Safety and Fleet Development Department. The Company's goal is to earn the reputation of being the safest truckload carrier in the industry.

All drivers meet or exceed all United States Department of Transportation ("DOT") qualifications. All driver qualification files are updated at least annually to maintain compliance with DOT regulations. Since 1994, Builders has operated, or contracted, with driver schools to provide training for inexperienced and entry level drivers and to help them acquire the federally mandated Commercial Drivers License.

In addition, Builders has a comprehensive training program for all drivers newly hired by Builders, even if they have previous driving experience. Each driver applicant must pass a driving skills road test as part of the employment application and screening process. Once accepted for employment, each driver attends the Company's New Driver Orientation. New Driver Orientation is a three-day training program that is conducted at one of Builders' five regional training terminals. Among the topics included in Builders' training program are: defensive driving; pre-trip inspection; regulatory compliance; hazardous materials handling; load fastening and protection; equipment maintenance; equipment operations; company policies; and emergency reporting procedures. This training is conducted by full-time training specialists. Drivers, regardless of past driving experience, must successfully complete this training prior to being released to a Driver Trainer. New drivers may be assigned to a qualified Driver Trainer for a period of one to four weeks, depending on their past driving experience and their skills mastery. The Driver Trainers complete evaluations of the new drivers that are intended to assure competence in basic driving and customer service skills.

Ongoing training is conducted through drivers' safety meetings at various terminal locations. The Company's Safety Department provides training topics and content. The focus of these safety efforts is the prevention of accidents and injuries. Additionally, Builders utilizes the services of an outside firm to conduct road observations to identify any drivers who may need counseling or retraining. The Company marks its trailers with a toll-free number to facilitate the motoring public's reporting of driving behaviors. Compliments and complaints are investigated and directed to the appropriate terminal manager for follow-up. As part of the Company's corrective action process, remedial training is available to all drivers upon request. Builders also requires remedial training for drivers with excessive log errors or who are involved in preventable accidents.

Builders' 1998 Operating Plan identifies the following specific areas of safety-related focus: (i) recruiting and maintaining the most qualified drivers;
(ii) improving driver and management safety training; (iii) implementing periodic reviews of driving records, using outside training institutes and developing structural disciplinary programs; (iv) creating incentive bonuses for drivers with good safety records; (v) improving maintenance procedures; and (vi) raising awareness of safety-related issues on a Company-wide basis.

In February 1998, the DOT completed its fourth safety audit of Builders in the last five years. The Company achieved a satisfactory rating in all categories in this most recent audit.

OWNER-OPERATORS AND COMMISSION AGENTS

During 1997, the Company continued to expand its fleet with equipment purchased by independent contractors ("owner-operators"). This provides marketing, operating, safety, recruiting, driver retention and financial advantages to the Company. The Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. At December 31, 1997, the Company had contracts with 307 owner-operators. The terms of the Company's agreements with its owner-operators differ depending on a variety of factors relating to each owner-operator relationship.

Additionally, the Company began to recruit commission agents in 1997, primarily to augment the Van Division's business. Many of these commission agents have long-term relationships with an established customer base. These relationships tend to be based on extremely high levels of service that sometimes permit above-market rates. The use of commission agents provides additional opportunities to diversify the Company's customer base and to increase capacity on an as-needed basis. Many of the commission agents also bring with them their own affiliated owner-operators. The Company intends to expand the use of commission agents into all its operating divisions in the future.

REGULATION

Builders' operations in interstate commerce were regulated by the Interstate Commerce Commission (the "ICC") through 1995. Effective December 31, 1995, the ICC was eliminated by the ICC Termination Act and certain of the ICC's authority was transferred to the DOT. Under the ICC Termination Act, the DOT has assumed responsibility for motor carrier licensing, financial reporting, motor carrier self-insurance and certain other matters formerly under the ICC's jurisdiction. (See "-- Risk Management and Insurance" for a discussion of a February 1998

Order issued by the DOT's FHWA requiring Builders to show why its authority to self-insure should not be revoked.) The ICC Termination Act created the Surface Transportation Board, an independent body within the DOT, to assume certain duties previously performed by the ICC. The remaining motor carrier oversight is now conducted by other departments in the DOT. There was no appreciable impact on the Company's operations during 1996 or 1997 as a result of the transfer of authority to the DOT. The ICC Termination Act also mandates that the DOT review over the next several years matters such as driver fatigue, registration of carrier insurance and cargo liability. The Company cannot assess at this time what effect, if any, these reviews may have on its operations.

The federal government and state agencies continue to regulate such matters as weight and dimensions of equipment. Safety requirements for motor carrier operations continue to be prescribed by the DOT (see "-- Employees: Safety and Training"). Additionally, Builders is subject to regulation by certain governmental agencies in Ontario and Quebec due to the Company's operations in those Provinces.

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

In February 1998, the FHWA issued a Show-Cause Order to Builders giving the Company 30 days to respond and show cause why its authority to self-insure should not be revoked or to request a hearing. The primary thrust of the FHWA's Show-Cause Order was the Company's recent financial performance and the Company's failure to maintain a net tangible asset level of at least $2 million. Company representatives have recently met with FHWA officials to discuss Builders' current situation, and, on March 23, 1998, Builders filed its formal response to the Show-Cause Order. In its response, Builders argued that it should be permitted to continue self-insuring for a number of reasons including:
(i) the prospect of financial recovery afforded by Builders' business plan; (ii) Builders' history of emerging successfully from periods of financial uncertainty; (iii) Builders' commitment to safety and recent successful completion of safety audits (see "--Employees: Safety and Training"); and (iv) the additional financial burden that would be placed on Builders' plan for financial recovery if the Company were to lose its right to self-insure. There is no assurance that the Company will retain its right to self-insure. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

The Company believes that the coverages described below are adequate and appropriate. Builders self-insures its automobile liability and general liability exposures with a retention of $1 million and $500,000, respectively, combined single limits per occurrence. The funding obligation within the retention is secured by a letter of credit in the amount of $1 million payable to a trustee for potential claimants. Several umbrella liability policies increase both automobile and general liability coverage to $35 million.

Workers' compensation and employer's liability exposure is covered by a combination of self-insurance programs, self-insured excess insurance contracts and insurance contracts. A self-insured retention of $500,000 per occurrence applies to the self-insured states of Alabama, Arkansas, Georgia, Indiana, Mississippi, North Carolina, Oklahoma, South Carolina and Tennessee with underwriters assuming excess liability up to statutory limits for workers' compensation and $1 million per occurrence for employer's liability. Workers' compensation and employer's liability exposure is covered by insurance policies in Florida, Kansas, Kentucky, Virginia, Illinois, Iowa, Louisiana, Massachusetts, Michigan, New Jersey, New York and Pennsylvania. Coverage is provided to statutory limits with a deductible/retention of $250,000 per occurrence. Employer's liability coverage is $1 million per occurrence. The Company's funding obligation within the deductible retention is secured by letters of credit in favor of the underwriter. The Company participates in state funds providing workers' compensation coverage in Ohio. In Texas, occupational accident full medical and indemnity benefits are provided under a self-insured ERISA plan. The previously noted umbrella policy provides liability coverage of $34 million in excess of the underlying coverages for workers' compensation and employer's liability.

Executive liability, fiduciary liability and commercial crime coverage is provided by a policy with limits of $5 million annual aggregate for executive liability with a deductible of $500,000; $2.5 million each loss and annual aggregate for fiduciary liability with a deductible of $50,000; and $2.5 million for designated commercial crime acts with a deductible of $25,000.

The Company has cargo insurance coverage with limits of $500,000 per loss with deductibles of $500,000, $500,000 and $25,000 per occurrence, respectively, for the flatbed, dedicated fleet and van divisions.

DEVELOPMENTS IN THE COMPANY'S BUSINESS

Financial Results. During 1997 the Company recorded an operating loss of $35.0 million and a net loss of $50.5 million ($9.60 per share). In 1996, the Company recorded an operating loss of $2.5 million and a net loss of $15.2 million ($3.00 per share). The operating ratio (operating expenses as a percentage of operating revenues) was 112.2 percent for 1997, compared to 100.9 percent for 1996. Operating revenues for the year ended December 31, 1997, were $288.1 million compared to $289.4 million in 1996. The Company's revenues were negatively impacted by the large number of unmanned tractors during 1997 due to the Company's inability to hire and retain an adequate number of qualified drivers. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these results, particularly fourth quarter adjustments and write-offs.)

Potential Debt Restructuring. In late March 1997, the Company retained BT Alex. Brown, Incorporated as financial adviser to review various alternatives with respect to restructuring certain of the Company's debt obligations. The Company did not make the interest payments on its 6 1/2% Convertible Subordinated Debentures that were due May 1, 1997, and November 1, 1997. The Company also did not make the interest payment or sinking fund payment on its 8% Convertible Subordinated Debentures due August 15, 1997. Moreover, the Company defaulted on payment of much of its equipment debt during 1997. The Company was able, however, to restructure a significant portion of its equipment debt obligations (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). The Company has, with its financial adviser, BT Alex. Brown, Incorporated, been engaged in discussions with an Ad Hoc Committee of its debentureholders in an effort to restructure the Company's approximately $51 million (including accrued interest) of outstanding debenture debt. To date, those discussions have resulted in little progress. The Company has announced its intention to register a proposed exchange offer for the outstanding debenture debt, but the Ad Hoc Committee has announced that it would not support the Company's proposed exchange offer. The Company is currently evaluating whether to proceed with the proposed exchange offer in the face of opposition from the Ad Hoc Committee. (See "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources").

Due to the equipment debt defaults and the debenture defaults, the debenture debt is subject to immediate acceleration as is the debt under the Company's general credit agreement. The Company has received no demands or notices of default under its general credit agreement, however, nor does the Company expect any such demands or notices in the immediate future. The Company is engaged in discussions with another lender that may lead to an increased line of credit over that which is now available to the Company. There is no assurance, however, that those discussions will be successful. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 3 to Consolidated Financial Statements).

Show-Cause Order Threatening to Revoke Builders' Right to Self-Insure.  See
"-- Risk Management and Insurance" for a discussion of the FHWA's Show-Cause Order and Builder's response to that order, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the financial impact should the Company lose its right to self-insure.

1998 Operating Plan. In addition to the Company's financial restructuring efforts, the Company has created a 1998 Operating Plan (portions of which were actually implemented in late 1997) to focus directly on the operational issues that have led to the Company's current difficulties. The basic long-term objectives of this plan include improving service levels, increasing equipment utilization, alleviating driver shortages, streamlining maintenance operations, increasing the number of owner-operators and more closely integrating the Company's business segments. To achieve these objectives, the Company is attempting to increase the number of commission agents and owner-operators and selling or reallocating under-utilized equipment; recruit and retain more Company drivers by developing a more favorable pay package based on safe driving; increase the number of owner-operators by offering more flexible compensation packages for them; improve business quality by increasing business in the Company's more lucrative transportation service areas while eliminating less profitable business arrangements; streamline the Company's maintenance operations through the reduction of maintenance facilities and parts inventories; continue to reduce accident costs by expanding driver training and safety programs; and reduce fuel costs through the use of a new computer-based fuel optimization program.

Acquisition of Equipment. Builders restricted capital expenditures severely during 1997. Of the Company's $5.7 million in 1997 capital expenditures (including capitalized leases), $5.1 million was applied to the acquisition of 70 new tractors.

ITEM 2.   PROPERTIES.

At March 16, 1998, Builders operated 43 terminals, at the following locations:

     Birmingham, Alabama -- Flatbed
     Cuba, Alabama (Meridian, Mississippi area) -- Van and Flatbed Decatur, Alabama* -- Dedicated Fleet
     Hartselle, Alabama -- Dedicated Fleet
     West Memphis, Arkansas -- Flatbed and Dedicated Fleet
     Lakeland, Florida* -- Dedicated Fleet

     Brunswick, Georgia* -- Dedicated Fleet
     Forest Park, Georgia (Atlanta area) -- Dedicated Fleet
     Ft. Valley, Georgia* -- Dedicated Fleet
     McDonough, Georgia (Atlanta area) -- Flatbed and Van
     Newnan, Georgia -- Dedicated Fleet
     Savannah, Georgia -- Flatbed and Dedicated Fleet
     Akron, Indiana -- Dedicated Fleet
     North Vernon, Indiana* -- Dedicated Fleet
     Portage, Indiana* -- Flatbed
     Iowa City, Iowa* -- Dedicated Fleet
     Medicine Lodge, Kansas -- Flatbed
     Nicholson, Mississippi (New Orleans area) -- Flatbed
     Kalamazoo, Michigan* -- Dedicated Fleet
     Halifax, North Carolina -- Flatbed
     Lexington, North Carolina -- Van, Flatbed and Dedicated Fleet
     Lumberton, North Carolina -- Flatbed
     Monroe, North Carolina* -- Dedicated Fleet
     North Wilkesboro, North Carolina -- Dedicated Fleet
     Cincinnati, Ohio -- Dedicated Fleet
     Munroe Falls, Ohio* -- Dedicated Fleet
     Newark, Ohio -- Van
     Sidney, Ohio* -- Dedicated Fleet
     Youngstown, Ohio -- Flatbed
     Tulsa, Oklahoma -- Flatbed and Dedicated Fleet
     Carlisle, Pennsylvania -- Dedicated Fleet
     Hartsville, South Carolina -- Dedicated Fleet
     Laurens, South Carolina -- Van
     Lugoff, South Carolina (Camden area) -- Van, Flatbed and Dedicated Fleet North Augusta, South Carolina -- Flatbed and Van
     Carthage, Tennessee -- Dedicated Fleet
     Nashville, Tennessee -- Flatbed and Dedicated Fleet
     Newport, Tennessee* -- Dedicated Fleet
     White Pine, Tennessee -- Van
     Dallas, Texas -- Van and Flatbed
     Rotan, Texas -- Flatbed
     Front Royal, Virginia* -- Dedicated Fleet
     Parkersburg, West Virginia -- Dedicated Fleet
---------------

* These 13 terminals, while being the base for over-the-road tractors and the domicile for drivers, do not include the facilities for both routine and heavy maintenance that, historically, have been characteristic of Builders' full-service terminal network. The Company's 1998 Operating Plan calls, however, for streamlining maintenance operations through, among other things, reducing the number of maintenance facilities.

Of the 43 terminals, 21 are owned outright (subject to encumbrances securing the Company's credit facility) and 22 are operated under lease agreements.

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

In addition, Builders operates miscellaneous staging lots near major shipping points. The Company also owns certain small real estate parcels including a 22-acre tract of unimproved property, near Savannah, Georgia; and commercial property which was formerly used for terminals in Grand Prairie, Texas, Midlothian, Texas (both near Dallas), and Amarillo, Texas. The Grand Prairie property is under lease.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes that adverse results in one or more of these cases would not have a material adverse effect on its financial position. The Company maintains excess insurance above its self-insured levels which covers extraordinary liabilities resulting from such claims to a level that management considers adequate.

See "Business -- Risk Management and Insurance" and Notes 3 and 4 to the Consolidated Financial Statements and see "Business -- Employees: Safety and Training" for a discussion of a Show-Cause Order recently filed by the FHWA threatening to revoke the Company's right to self-insure.

The Company defaulted on certain equipment debt obligations and debenture obligations during 1997. While Builders negotiated restructured and amended financing arrangements with most of its equipment creditors, two equipment lessors sued the Company and obtained judgments that required Builders to return approximately 130 tractors and approximately 50 trailers to equipment lessors. Ultimately, the Company may also be required to pay deficiency judgments in connection with those two leases (see Note 3 to the Consolidated Financial Statements).

The Company's default on its debenture obligations makes the total of those obligations (approximately $51 million including accrued interest) subject to immediate acceleration by the debentureholders. If the debentureholders accelerate Builders' debenture obligations, then the debentureholders could pursue legal remedies attempting to mandate payment or to force the Company into bankruptcy (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock trades on The Nasdaq Stock Market under the ticker symbol "TRUK". The Company has recently received notice that it no longer meets the criteria for listing on the Nasdaq Stock Market. The Company also believes that it does not meet the criteria for listing on the NASDAQ SmallCap Market, and the Company is preparing an application for listing on the OTC Bulletin Board. As of March 16, 1998, there were approximately 2,000 holders of the Company's Common Stock (including individual participants in security position listings). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1996:

1996                                                           High      Low
----                                                          -------   ------
First Quarter...............................................  $10.125   $7.375
Second Quarter..............................................    9.875    7.625
Third Quarter...............................................    8.875    6.500
Fourth Quarter..............................................    6.875    2.500
1997                                                             HIGH      LOW
----                                                          -------   ------
First Quarter...............................................  $ 3.813   $2.125
Second Quarter..............................................    4.000    2.500
Third Quarter...............................................    4.000    2.250
Fourth Quarter..............................................    3.250    1.375
1998                                                             HIGH      LOW
----                                                          -------   ------
First Quarter (through March 16, 1998)......................  $ 1.875   $ 0.75

On March 16, 1998, the last sale price for the Common Stock was $1.50 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                        Year Ended December 31,
                                          ----------------------------------------------------
                                          1997(5)    1996(4)      1995       1994     1993(1)
----------------------------------------------------------------------------------------------
                                                (In thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Operating revenues......................  $288,145   $289,419   $289,527   $286,243   $250,009
Provision for special charge(2).........    18,745         --      1,420         --         --
Operating income........................   (35,044)    (2,500)    15,149     19,710     17,131
Interest expense and other expenses.....    15,468     16,033     15,145     12,593     11,499
Income (loss) before income taxes and
  cumulative effect of accounting
  change................................   (50,512)   (18,533)         4      7,117      5,632
Provision (benefit) for income taxes....        --     (3,300)      (215)     2,602      2,590
                                          --------   --------   --------   --------   --------
Income (loss) before cumulative effect
  of accounting change..................   (50,512)   (15,233)       219      4,515      3,042
Cumulative effect of accounting change,
  net of taxes(3).......................        --         --     (7,291)        --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(50,512)  $(15,233)  $ (7,072)  $  4,515   $  3,042
                                          ========   ========   ========   ========   ========
Earnings (loss) per common share:
  Basic earnings (loss) per common share
     before cumulative effect of
     accounting change..................  $  (9.60)  $  (3.00)  $    .04   $    .85   $    .60
  Cumulative effect of accounting
     change.............................        --         --      (1.43)        --         --
                                          --------   --------   --------   --------   --------
  Basic earnings (loss) per common
     share..............................  $  (9.60)  $  (3.00)  $  (1.39)  $    .85   $    .60
                                          ========   ========   ========   ========   ========
  Diluted earnings (loss) per common
     share..............................  $  (9.60)  $  (3.00)  $  (1.39)  $    .80   $    .57
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA
Total assets............................  $209,866   $268,346   $272,061   $244,067   $207,665
Long-term debt including current
  maturities............................   183,705    207,144    201,128    163,199    130,869
Total stockholders' equity (deficit)....   (26,457)    23,323     38,289     45,578     43,087

---------------

(1) Includes operations of VMC truckload Business since August 27, 1993.
(2) Special charge relates to the sale and exiting of the tire loading and warehousing operations in February 1996 and write-off of goodwill in 1997.
(3) Cumulative effect adjustment relates to the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of."
(4) The Company made certain year-end adjustments in 1996 resulting from changes in estimates relating to reserves for claims payable that were material to the results of the fourth quarter. These adjustments, after applicable income tax reductions, reduced net income by approximately $3,000,000.
(5) Included in the fourth quarter 1997 results are pre-tax charges of $18.7 million for the write-off of goodwill and $9.2 million to adjust the claims payable reserves. The Company determined that the goodwill recorded in connection with the purchase of various lines of business was impaired and accordingly recorded a charge of $18.7 million to write-off the goodwill. The additional claims expense was accrued as a result of recent increases in the severity of accidents and the amounts required to settle claims. (See
    Note 13 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the periods indicated.

                                                                Percentage of Operating
                                                                        Revenue
                                                                Year Ended December 31
                                                              ---------------------------
                                                              1997       1996       1995
-----------------------------------------------------------------------------------------
Operating revenue...........................................  100.0%     100.0%     100.0%
Operating expenses:
Wages, salaries and employee benefits.......................   40.8       41.7       41.2
Operations and maintenance..................................   25.6       23.3       20.5
Operating taxes and licenses................................    9.3        9.4        9.5
Insurance and claims........................................    8.5        7.5        6.2
Communications and utilities................................    1.4        1.7        1.6
Depreciation and equipment rents............................    9.9        9.3        8.5
Loss (Gain) on disposition of carrier property and
  equipment.................................................     .7        (.2)       (.2)
Rents and purchased transportation..........................    8.9        7.6        6.6
Miscellaneous operating expenses............................     .6         .6         .4
Special charges.............................................    6.5         --         .5
                                                              -----      -----      -----
Total operating expenses....................................  112.2      100.9       94.8
                                                              -----      -----      -----
Operating (loss) income.....................................  (12.2)       (.9)       5.2
Interest and other expenses.................................    5.4        5.5        5.2
Benefit for income taxes....................................     --       (1.1)       (.1)
                                                              -----      -----      -----
Net income (loss) before cumulative effect of accounting
  change....................................................  (17.6)      (5.3)        .1
Cumulative effect of accounting change......................     --         --       (2.5)
                                                              -----      -----      -----
Net loss....................................................  (17.6)%     (5.3)%     (2.4)%
                                                              =====      =====      =====

The following table sets forth certain industry data regarding the operations of the Company.

                                                                Year ended December 31,
                                                             -----------------------------
                                                              1997       1996       1995
------------------------------------------------------------------------------------------
Truckloads per week........................................    9,606      9,621      9,879
Average miles per trip.....................................      508        514        495
Total tractor miles (in thousands).........................  254,000    257,000    254,000
Total tractors operated (at year end):
Company-owned..............................................    2,392      2,562      2,606
Owner-operators............................................      307        223        204
Total tractors.............................................    2,699      2,785      2,810
Total trailers operated (at year end)......................    6,330      6,765      6,283

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Operating revenues for the year ended December 31, 1997, were $288.1 million as compared to $289.4 million in 1996. The Company's revenue was negatively impacted by the large number of unmanned tractors during 1997 due to the Company's inability to hire and retain an adequate number of qualified drivers.

During 1997, the Company recorded an operating loss of $35.0 million and a net loss of $50.5 million ($9.60 per share). In 1996, the Company recorded an operating loss of $2.5 million and a net loss of $15.2 million ($3.00 per share).

The operating ratio (operating expenses as a percentage of operating revenues) was 112.2% for 1997 compared to 100.9% for 1996. The increased operating ratio resulted from the following:

     Operating revenues suffered from an inability to obtain adequate rate relief to cover inflationary costs, primarily driver wages.

     Operations and maintenance expenses increased 9% due to a substantial increase in driver recruiting and training costs of $3.6 million. The Company continues to place significant effort on driver recruiting and training. Also, repair costs increased $2.6 million.

     Insurance and claim expenses rose 12% due to the number and severity of accidents during 1997 and the high amount required to settle several of the claims. This resulted in upward revisions in some open claims files.

     Rents and purchased transportation costs increased 17% reflecting the continued increase in use of owner-operators. The number of owner-operators employed by the Company increased to 263, on average, during 1997. In 1996 the average number of owner-operators employed by the Company was 208. This increase continues to cause a redistribution of certain costs from expense categories related to Company-owned equipment (fuel, driver wages, depreciation, etc.) to the rents and purchased transportation expense account.

     Special charges of $18.7 million related to the write-off of goodwill. Miscellaneous operating expenses include $1.0 million associated with the restructuring of the Company's equipment obligations.

The Company did not record an income tax benefit for 1997 and increased the income tax valuation allowance to $19.5 million based on the Company's assessment of the likelihood of not realizing a portion of the net operating loss and credit carryforwards. Realization of the deferred tax assets associated with the NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire.

Included in the fourth quarter 1997 results are pre-tax charges of $18.7 million for the write-off of goodwill and $9.2 million to adjust the claims payable reserves. The Company determined that the goodwill recorded in connection with the purchase of various lines of business was impaired and accordingly recorded a charge of $18.7 million to write-off the goodwill. The additional claims expense was accrued as a result of recent increases in the severity of accidents and the amounts required to settle claims.

The financial results for the third quarter ended September 30, 1997 were restated for the following: a)$2.2 million relating to a valuation allowance against income tax benefits previously recorded due to the significant losses incurred to date and management's assessment as to the likelihood at that time of such amounts being realized, b) $1.6 million relating to increases to the claims liability as discussed above, which pertain to the third quarter, c) $1.8 million relating to certain operating accounts based upon management's reevaluation of amounts accrued in the third quarter, and d) $600,000 of non-operating costs, primarily associated with the debt restructuring, which the Company determined should be expensed in the third quarter rather than amortized based upon review of the final restructured agreements. (See Note 13 to Consolidated Financial Statements).

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Operating revenues for the year ended December 31, 1996 were $289.4 million as compared to $289.5 million in 1995. Operating revenues for 1995 included revenues totaling $5.7 million associated with the tire loading and warehousing operations closed in February 1996. The Company's revenue was negatively impacted by the large number of unmanned tractors during 1996 due to the Company's inability to hire and retain an adequate number of qualified drivers.

During 1996, the Company recorded an operating loss of $2.5 million and a net loss of $15.2 million ($3.00 per share). In 1995, the Company recorded operating income of $15.1 million and a net loss of $7.1 million, after cumulative effect of an accounting change ($1.39 loss per share).

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

     Depreciation and equipment rents increased 10 percent due to the pace of depreciation accompanying the Company's equipment replacement program. 1996 depreciation expenses included a full year's depreciation on equipment acquired in 1995, as well as, a partial year's depreciation on equipment added in 1996. Increased reliance on owner-operators partially offset this increase.

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

Interest and other expenses rose 6% in relation to revenue to $16.0 million in 1996, due in large part to the additional interest charges associated with debt incurred as a result of the Company's equipment replacement program. During 1996, a full year's interest was incurred on obligations used to purchase equipment added in 1995, as well as a partial year's interest on obligations used to purchase equipment added in 1996.

The Company made certain year-end adjustments in 1996 resulting from changes in estimates relating to reserves for claims payable that were material to the results of the fourth quarter. These adjustments, after applicable income tax reduction reduced net income by approximately $3,000,000.

The income tax benefit for 1996 was reduced by recording an income tax valuation allowance of $3.2 million based on the Company's assessment of the likelihood of not realizing a portion of the net operating loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Builders' current cash flow projections indicate that the Company may not be able to satisfy all of its payables that come due in April unless the Company obtains additional funding. The Company has recently obtained a non-binding agreement from a potential lender to replace the Company's current credit agreement with a new credit agreement that would make an additional $9 million to $10 million available to the Company. No assurance can be given that Builders will obtain this new financing, or if it does, that it will be able to close the financing in time to satisfy all of the Company's April payables. Additionally, if Builders' right to self-insure were to be revoked by the FHWA (see
"Business -- Risk Management and Insurance"), the Company estimates that its additional insurance cost for the first six months that it could not self-insure would be approximately $6 million (which figure could be retroactively adjusted downward if the Company's loss experience justified it).

The potential lender's most recent proposal would increase the Company's borrowing availability by approximately $9 million to $10 million over the present credit agreement. The potential lender has almost completed its due diligence work, and a final credit decision is anticipated shortly; however, there is no assurance that this lender will reach a favorable credit decision. In the event the Company is not successful in replacing its current credit agreement, the present lender will have the right, under the credit agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the lender will continue to forbear from exercising its remedies.

Cash generated from operations increased to $22.4 million in 1997 from $15.7 million during 1996. The Company's cash flows and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses. Cash flow from operations generally increases consistently beginning in the second quarter through year-end. The Company uses its revolving credit facility to smooth cyclical cash flows associated with its operations. Outstanding borrowings under that credit facility decreased to $12.9 million at December 31, 1997, compared to $13.3 million at December 31, 1996.

In addition to the $22 million revolving credit facility, the other items available in the $36.5 million credit agreement were a $1 million term loan and an irrevocable letter of credit facility of up to $12.5 million.

Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement, or $22 million, whichever is less. As of March 16, 1998, the unused availability under the credit agreement was approximately $600,000. The interest rate on borrowings under the credit agreement is prime plus 1%. Fees on outstanding letters of credit are 2 1/4% per annum, and fees on the unused portion of the revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements.

The credit agreement includes certain financial covenants and restrictions on payment of dividends, capital expenditures, indebtedness and the sale of certain assets. At December 31, 1997, the Company was in violation of certain of the financial covenants contained in the credit agreement. The Company has received no demands or notices of default under its credit agreement, nor does the Company expect any such demands or notices in the immediate future. The credit agreement is scheduled to expire on December 31, 1999 (see Note 3 to Consolidated Financial Statements).

Capital expenditures during 1997 were $5.7 million including capitalized leases of $5.1 million. These capital expenditures and capital leases were primarily for new, more efficient revenue equipment that replaced older equipment that was sold. Proceeds from the sale of property and equipment amounted to $2.3 million.

In March 1997, the Company began restructuring certain of its debt obligations. The Company suspended monthly payments on its equipment debt for April and May, 1997, aggregating $7.0 million in payments. The Company was therefore in default under those agreements totaling over $133 million at that time.

As of December 31, 1997, restructured agreements with a majority of the equipment lenders had been reached providing for the deferral of payments. However, the Company is in payment default with the remaining equipment lenders with a total outstanding amount in default of $16,273,000 at December 31, 1997. The restructured agreements did not provide for any forgiveness of principal, only the deferral of payments. The Company is also in default of various financial covenants with certain equipment lenders with the total outstanding amounts in default of $18,663,000 at December 31, 1997. These amounts are classified as current liabilities on the balance sheet.

While the Company has no payment defaults under its general credit agreement, the equipment debt defaults constitute cross defaults under the general credit agreement that would permit acceleration of that debt. Further, certain of the equipment debt defaults have become events of default with respect to the Company's two series of Convertible Subordinated Debentures that also would permit acceleration. The Company did not make interest payments due May 1, 1997, and November 1, 1997, with respect to its 6 1/2% Convertible Subordinated Debentures. The Company did not make the interest or sinking fund payment due August 15, 1997, on its 8% Convertible Subordinated Debentures. The general credit agreement and the two series of Convertible Subordinated Debentures are classified as current liabilities on the balance sheet.

At December 31, 1997, the Company had available for issuance (and not otherwise reserved) approximately 17 million authorized shares of its Common Stock and 1 million authorized shares of its $.01 per share par value preferred stock. This stock could be issued, at any time, in connection with an acquisition, to increase working capital, or for any other business purpose deemed appropriate by the Board of Directors. Currently, there are no specific plans for the use of the available authorized stock, other than the potential issuance of Common Stock in connection with a contemplated exchange offer Builders has announced that it proposes to register with the Securities and Exchange Commission in connection with the restructuring of its outstanding debenture debt. As currently contemplated that exchange offer would involve the issuance of approximately 5 million shares of Common Stock. An ad hoc committee of debentureholders claiming to control approximately fifty percent of the outstanding debentures has announced that it will not support the exchange offer on the terms currently contemplated. There is no assurance that the Company will proceed with that exchange offer.

The Company has adopted a very conservative capital expenditure budget for 1998. The Company has not made any 1998 capital purchase commitments.

As a result of the reduced capital expenditure budget for 1998, the Company currently plans to repay a significant amount of equipment debt during 1998. The Company will remain highly leveraged for the foreseeable future, however, without a significant equity infusion. The majority of the Company's debt relates to equipment financing and is closely matched with the expected useful lives of the equipment collateralizing the debt.

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

IMPACT OF INFLATION

Inflation has in the past been, and may in the future be, a significant factor in the economy. While the Company does not believe that inflation had a significant impact on its results of operations in 1997, Builders continues to monitor closely the impact of inflation, if any, and to optimize its impact on prevailing price trends.

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

The Company has a network of authorized truck stops, where it has negotiated fuel pump prices at an average wholesale rack price plus a small pumping fee for the vendor. The Company believes that this pricing arrangement helps to prevent the vendor from realizing excessive retail profit margins in certain less competitive areas. In December 1997, the Company began to use fuel optimization software in its selection of the lowest cost truck stop along the route that a driver is scheduled to travel. The Company believes this software will be effective in lowering its fuel costs. Additionally, the Company has hedged its fuel costs on a limited basis in the past, and is currently considering hedging part of its 1998 fuel requirements.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency and various state environmental regulatory agencies regulate the Company's operations with respect to matters involving water quality and effluent limitation, under ground storage tanks and the handling, storage and disposal of solid waste and hazardous materials.

Capital expenditures include amounts spent for various environmental matters. In addition, the Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable (based on case by case consultation with environmental specialists). Receivables relating to claims for recovery are recorded only when realization is probable. Recorded recoveries were not material for the year ended December 31, 1997.

Capital expenditures for all environmental control efforts were not material in 1997, and they are not expected to be material in 1998.

COMPUTER SYSTEMS/SOFTWARE -- YEAR 2000 ISSUES

The Company is aware of the issues associated with the programming code in existing computer systems/software as the year 2000 approaches. Many existing computer software applications restrict the date field to two digits. This could result in a system failure or miscalculations causing disruptions to normal operations after the turn of the century. The issue becomes whether corrective code exists in the Company's critical computer applications and if that code will produce accurate information with relation to date-sensitive calculations in the year 2000 and beyond.

The Company has determined that it will need to modify or replace portions of its software so its computer systems will function properly with respect to dates in the year 2000 and beyond. However, a majority of the Company's systems were upgraded in 1996 and are Year 2000 Ready. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface, through electronic data interchange, or otherwise impact the Company's operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's Year 2000 initiative is centrally managed by the Company's staff. The Company is well under way with these efforts, which are scheduled to be completed by mid 1998. While the Company believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

See "-- Liquidity and Capital Resources" for a discussion of the Company's current cash flow shortage. The Company's future operating results may be affected by a number of factors such as: uncertainties relative to economic conditions; industry factors including, among others, the ability to recruit and retain adequate numbers of qualified drivers, competition, rate pressure, and fuel prices; the Company's ability to obtain sufficient working capital to continue as a going concern (see "-- Liquidity and Capital Resources"); the ability to restructure its debt (see "-- Liquidity and Capital Resources"); the ability to attract and retain adequate operations executives (see "Directors and Executive Officers of the Registrant"); retaining the right to self-insure and the ability to obtain adequate insurance (see "Business -- Risk Management and Insurance"); the ability to sell its services profitably; successfully increase market share in its core businesses; and effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. In addition, the Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately or to effectively manage the impact on the Company of changes in the trucking, transportation and logistics industries.

Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performances should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RECENT DEVELOPMENTS AND TRENDS

For a discussion of recent developments and trends, see
"Business -- Developments in the Company's Business" and "-- Liquidity and Capital Resources".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997

                                    CONTENTS

Report of Independent Auditors..............................   22
Audited Consolidated Financial Statements
  Consolidated Statements of Operations.....................   23
  Consolidated Balance Sheets...............................   24
  Consolidated Statements of Stockholders' Equity...........   25
  Consolidated Statements of Cash Flows.....................   26
  Notes to Consolidated Financial Statements................   27

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Builders Transport, Incorporated

We have audited the accompanying consolidated balance sheets of Builders Transport, Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Builders Transport, Incorporated and subsidiaries at December 31, 1997 and 1996, and the consolidated results of operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

The accompanying consolidated financial statements have been prepared assuming that Builders Transport, Incorporated and subsidiaries will continue as a going concern. The Company has incurred recurring losses from operations and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan and lease agreements with its lenders, which provide for acceleration of the amounts due under these circumstances. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The 1997 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Charlotte, North Carolina
March 13, 1998

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                        ----------------------------------
                                                          1997         1996         1995
------------------------------------------------------------------------------------------
                                                         (in thousands, except per share
                                                                     amounts)
Operating revenues....................................  $288,145     $289,419     $289,527
Operating expenses:
  Wages, salaries and employee benefits...............   117,419      120,707      119,236
  Operations and maintenance..........................    73,670       67,452       59,370
  Operating taxes and licenses........................    26,756       27,158       27,611
  Insurance and claims................................    24,506       21,832       17,846
  Communications and utilities........................     4,156        4,919        4,670
  Depreciation and equipment rents....................    28,485       27,040       24,559
  Loss (gain) on disposition of carrier property and
     equipment........................................     1,970         (493)        (643)
  Rents and purchased transportation..................    25,540       21,883       19,164
  Miscellaneous operating expenses....................     1,942        1,421        1,145
  Special charges.....................................    18,745           --        1,420
                                                        --------     --------     --------
                                                         323,189      291,919      274,378
                                                        --------     --------     --------
Operating income (loss)...............................   (35,044)      (2,500)      15,149
Interest and other expenses, net......................    15,468       16,033       15,145
                                                        --------     --------     --------
Income (loss) before income taxes and cumulative
  effect of accounting change.........................   (50,512)     (18,533)           4
Income tax benefit....................................        --        3,300          215
                                                        --------     --------     --------
Income (loss) before cumulative effect of accounting
  change..............................................   (50,512)     (15,233)         219
Cumulative effect of accounting change, net of income
  taxes of $4,096.....................................        --           --       (7,291)
                                                        --------     --------     --------
Net loss..............................................  $(50,512)    $(15,233)    $ (7,072)
                                                        ========     ========     ========
Earnings (loss) per common share:
  Basic and diluted earnings (loss) per common share:
     Earnings (loss) before cumulative effect of
       accounting change..............................  $  (9.60)    $  (3.00)    $   0.04
     Cumulative effect of accounting change...........        --           --        (1.43)
                                                        --------     --------     --------
     Net loss per common share........................  $  (9.60)    $  (3.00)    $  (1.39)
                                                        ========     ========     ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                              --------------------
                                                                1997        1996
----------------------------------------------------------------------------------
                                                                 (in thousands,
                                                                  except share
                                                                    amounts)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $     48    $     50
  Accounts receivable:
     Customers, less allowances of $591 in 1997 and $456 in
      1996..................................................    25,531      26,118
     Other..................................................     4,342       7,990
                                                              --------    --------
                                                                29,873      34,108
  Prepaid expenses:
     Tires in service.......................................    11,746      12,957
     Taxes, licenses and other..............................     1,480       1,964
     Repair parts and operating supplies....................     2,541       3,538
                                                              --------    --------
                                                                15,767      18,459
                                                              --------    --------
          Total current assets..............................    45,688      52,617
Property and equipment, net.................................   161,325     192,243
Other assets:
  Costs in excess of net assets of businesses acquired......                19,305
  Miscellaneous, less allowance of $242 in 1997 and $168 in
     1996...................................................     2,316       3,644
                                                              --------    --------
                                                                 2,316      22,949
                                                              --------    --------
                                                              $209,329    $267,809
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued expenses...............  $ 17,256    $ 11,756
  Taxes other than income...................................     1,532       1,315
  Wages, salaries and benefits..............................     4,161       3,496
  Claims payable............................................    16,879       9,426
  Current portion of long-term debt and capital lease
     obligations............................................   118,291      38,156
                                                              --------    --------
          Total current liabilities.........................   158,119      64,149
Long-term debt and capital lease obligations, less current
  portion...................................................    65,414     168,988
Reserve for claims payable and other........................    11,177      10,273
Deferred income taxes.......................................     1,076       1,076
Stockholders' equity:
  Preferred stock, par value $.01 per share: authorized
     1,000,000 shares; none outstanding
  Common stock, par value $.01 per share: authorized
     25,000,000 shares; issued 6,491,070 shares in 1997 and
     6,270,600 shares in 1996...............................        65          63
  Capital in excess of par value............................    34,265      33,675
  Unearned compensation related to employee stock benefit
     plan (KSOP) receivable.................................    (4,197)     (4,337)
  Retained earnings (accumulated deficit)...................   (41,544)      8,968
                                                              --------    --------
                                                               (11,411)     38,369
Less treasury stock, 1,207,051 shares in 1997 and 1996, at
  cost......................................................    15,046      15,046
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (26,457)     23,323
                                                              --------    --------
                                                              $209,329    $267,809
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Unearned
                                            Compensation
                                 Capital     Related to
                       Common   in Excess       KSOP       Retained   Treasury
                       Stock     of Par      Receivable    Earnings    Stock      Total
-----------------------------------------------------------------------------------------
                                                 (in thousands)
Balance at December
  31, 1994...........   $62      $33,178      $(4,617)     $ 31,273   $(14,318)  $ 45,578
Net loss.............                                        (7,072)               (7,072)
Issuance of common
  stock to 401(k)
  plan...............                 25                                               25
Exercise of stock
  options............                 78                                               78
Purchase of treasury
  stock..............                                                     (460)      (460)
Contribution to
  KSOP...............                             140                                 140
                        ---      -------      -------      --------   --------   --------
Balance at December
  31, 1995...........    62       33,281       (4,477)       24,201    (14,778)    38,289
Net loss.............                                       (15,233)              (15,233)
Issuance of common
  stock to 401(k)
  plan...............     1          357                                              358
Exercise of stock
  options............                 37                                               37
Purchase of treasury
  stock..............                                                     (268)      (268)
Contribution to
  KSOP...............                             140                                 140
                        ---      -------      -------      --------   --------   --------
Balance at December
  31, 1996...........    63       33,675       (4,337)        8,968    (15,046)    23,323
Net loss.............                                       (50,512)              (50,512)
Issuance of common
  stock to 401(k)
  plan...............     2          590                                              592
Contribution to
  KSOP...............                             140                                 140
                        ---      -------      -------      --------   --------   --------
BALANCE AT DECEMBER
  31, 1997...........   $65      $34,265      $(4,197)     $(41,544)  $(15,046)  $(26,457)
                        ===      =======      =======      ========   ========   ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year ended December 31,
                                                        --------------------------------
                                                          1997        1996        1995
----------------------------------------------------------------------------------------
                                                                 (in thousands)
OPERATING ACTIVITIES
Net loss..............................................  $(50,512)   $(15,233)   $ (7,072)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization.......................    29,337      28,203      25,505
  (Gain) loss on dispositions.........................     1,570        (988)       (921)
  Deferred income taxes...............................        --      (3,281)         33
  Cumulative effect of accounting change..............        --                   7,291
  Special charges.....................................    18,745                   1,420
  Changes in operating assets and liabilities:
     Accounts receivable..............................     4,235      (5,293)      2,218
     Trade accounts payable and accrued expenses......     4,815       2,171         659
     Reserve for claims payable.......................     8,653       5,341       1,206
     Other............................................     5,576       4,794        (461)
                                                        --------    --------    --------
Net cash provided by operating activities.............    22,419      15,714      29,878
INVESTING ACTIVITIES
Purchases of equipment................................    (1,184)     (2,093)     (6,810)
Proceeds from disposal of equipment...................     2,293      10,074      11,421
                                                        --------    --------    --------
          Net cash provided by investing activities...     1,109       7,981       4,611
FINANCING ACTIVITIES
Proceeds from lines of credit and long-term
  borrowings..........................................                14,331       4,000
Principal payments on line of credit, long-term debt
  and capital lease obligations.......................   (23,530)    (37,854)    (38,007)
Proceeds from issuance of common stock................                    37          78
Purchase of common stock for treasury.................                  (268)       (460)
                                                        --------    --------    --------
Net cash used in financing activities.................   (23,530)    (23,754)    (34,389)
                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents......        (2)        (59)        100
Cash and cash equivalents at beginning of year........        50         109           9
                                                        --------    --------    --------
Cash and cash equivalents at end of year..............  $     48    $     50    $    109
                                                        ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS: Builders Transport, Incorporated (the "Company"), through its wholly-owned subsidiaries, operates as a truckload carrier transporting a wide range of commodities in both interstate and intrastate commerce.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $50.5 million, $15.2 million and $7.0 million for the years ended December 31, 1997, 1996 and 1995, respectively, and is in violation of certain loan covenants that give the lenders the right to accelerate the due date of their loans, among other remedies. In addition, the Department of Transportation ("DOT") notified the Company on February 20, 1998, that it had dropped below the required $2 million in tangible net worth to maintain its ability to self insure for BIPD and workers' compensation claims. The Company has 30 days to present their case to the DOT. The Company has filed a formal response with the DOT arguing that the Company should continue to be permitted to self-insure, and is now awaiting a response from the DOT. There is no assurance that the Company will continue to be able to self-insure and may, therefore, be required to secure and fund the cost of additional commercial insurance. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, cure the violations of the long term debt agreements, and ultimately to attain profitability. Management is working to restructure certain debt obligations and to obtain additional financing. The Company is also strategically reviewing its divisional operations, equipment assignments and driver recruitment process in order to improve profitability. Management believes that successful execution of these plans will enable the Company to meet its cash requirements for the next year.

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

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

PROPERTY AND EQUIPMENT: Carrier property and equipment is carried at cost including expenditures for readying the assets for use. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed on the straight-line method over the estimated useful life. Leasehold improvements are amortized over the lives of the leases. Noncarrier property comprises terminal facilities and staging lots no longer utilized in the Company's operations and land held for investment purposes.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS: At December 31, 1997 and 1996, the carrying value of financial instruments such as cash equivalents, accounts receivable and payable and the long-term credit agreement approximated their fair values. The fair value of the Company's 8% and 6 1/2% convertible subordinated debentures are estimated using the average of the quoted market bid and ask prices. The fair value of these debentures at December 31, 1997 was approximately $23,659,000. The carrying value of the debentures at December 31, 1997 was $46,788,000.

ACCOUNTING CHANGES: The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) as of January 1, 1995. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. As discussed in Note 11, the Company recognized a cumulative effect adjustment as of January 1, 1995 for certain assets that were planned to be disposed of.

CREDIT RISK: Financial investments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to account receivable are limited due to the Company's diversified freight base with no one customer, industry, or geographic region making up a large percentage of the account receivable or revenues. As of December 31, 1997, the Company had no significant concentrations of credit risk.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

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

EARNINGS PER SHARE: Effective for the Company's consolidated financial statements for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of the convertible preferred stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

RECLASSIFICATION: Certain prior year amounts have been reclassified for comparative purposes.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and by pass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by chief operating decision makers in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                                  December 31,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
Carrier property:
  Land......................................................  $   4,941   $   4,941
  Buildings.................................................     20,752      20,741
  Revenue equipment.........................................    251,434     257,657
  Service equipment and other...............................     19,698      19,666
                                                              ---------   ---------
                                                                296,825     303,005
Non-carrier property........................................      4,711       6,473
                                                              ---------   ---------
                                                                301,536     309,478
Less reserves for depreciation and amortization.............   (140,211)   (117,235)
                                                              ---------   ---------
                                                              $ 161,325   $ 192,243
                                                              =========   =========

NOTE 3.   CREDIT AGREEMENT, DEBT, AND CAPITAL LEASES

Long-term debt is summarized as follows (in thousands):

                                                                 December 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Credit agreement:(a)
  Term loan.................................................  $  1,000   $  2,000
  Revolver..................................................    12,948     13,321
  8% convertible subordinated debentures(b).................    24,437     24,437
  6 1/2% convertible subordinated debentures(c).............    22,351     22,351
  Capital leases(d).........................................   122,969    145,035
                                                              --------   --------
                                                               183,705    207,144
  Less: Current portion.....................................   118,291     38,156
                                                              --------   --------
                                                              $ 65,414   $168,988
                                                              ========   ========

---------------

(a) The credit agreement, which expires December 31, 1999, provides for a maximum availability of $36.5, comprising a $1 million term loan, a revolving credit facility of up to $22 million, of which $12.9 million was outstanding at December 31, 1997, and irrevocable letters of credit of up to $12.5 million that may be reduced to $8.5 million at the request of the lenders. The Company may increase the letter of credit facility by up to an additional $2 million, however, by reducing the revolving credit facility by a like amount. The term portion of the credit agreement is payable in 1998. Borrowings under the revolving credit facility are limited to a specified percentage of customer accounts receivable, as defined in the credit agreement. The interest rate on borrowings under the credit agreement is prime plus 1%. Fees on outstanding letters of credit are 2 1/4% per annum, and fees on the unused portion of the

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES revolving credit and letter of credit facilities are 1/2% per annum. The credit agreement obligations are secured by substantially all the Company's assets that are not collateralized under other financing agreements.
(b) The 8% convertible subordinated debentures issued in 1985 are convertible (until maturity or prior redemption) into common stock at $24.40 per share (equal to 1,001,516 shares at December 31, 1997). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 1998 to 2004, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.
(c) The 6 1/2% convertible subordinated debentures issued in 1986 are convertible (until maturity or prior redemption) into common stock at $37.75 per share (equal to 592,079 shares at December 31, 1997). The debentures are subject to certain optional redemption provisions, sinking fund requirements from 2002 to 2010, inclusive, and optional retirement provisions, and are subordinated to all present and future senior indebtedness of the Company.
(d) Capital leases represent primarily leased revenue equipment capitalized for $197,392,000 and $204,373,000 with accumulated amortization of $74,035,000 and $53,816,000 at year end 1997 and 1996, respectively. The leases are for periods of up to nine years and provide for various renewal options. The tractor and trailer leases also provide a purchase option, any time after 36, 48, 60, 84, or 108 months, at predetermined termination values. The termination values have been included in the capital lease obligation.

The credit agreement, and certain capital lease agreements contain financial covenants and restrictions on payments of dividends, capital expenditures, indebtedness and the sale of certain assets. There are no retained earnings available for payment of dividends at December 31, 1997.

In March 1997, the Company began restructuring certain of the debt obligations. The Company suspended monthly payments on its equipment debt for April and May, 1997 aggregating $7.0 million in payments. The Company was therefore in default under those agreements totaling over $133 million at that time.

As of December 31, 1997, restructured agreements with a majority of the equipment lenders has been reached providing for the deferral of payments. However, the Company is in payment default with the remaining equipment lenders with a total outstanding amount in default of $16,273,000 at December 31, 1997. The restructured agreements did not provide for any forgiveness of principal, only the deferral of payments. The Company is also in default of various financial covenants with certain equipment lenders with the total outstanding amounts in default of $18,663,000 at December 31, 1997. These amounts are classified as current liabilities on the balance sheet.

As a result of one of the agreements in default, the Company returned the underlying equipment to the lender. Another equipment lender filed a lawsuit relating to the default under the agreement and has requested the return of the underlying equipment. Under each of these agreements, the Company continues to be liable for any shortfalls in the potential amounts subsequently received by the lenders upon the disposition of the equipment. The lenders have not notified the Company of the amounts due, if any, resulting from the defaults. The Company has not recorded any amounts in the accompanying financial statements relating to these contingencies.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

While the Company has no payment defaults under its general credit facility, the equipment debt defaults constitute cross defaults under the general credit facility that would permit acceleration of that debt. Further, certain of the equipment debt defaults have become events of default with respect to the Company's two series of Convertible Subordinated Debentures that also would permit acceleration. The Company did not make interest payments due May 1, 1997 and November 1, 1997 with respect to its 6 1/2% Convertible Subordinated Debentures. The Company did not make the interest or sinking fund payment due August 15, 1997 on its 8% Convertible Subordinated Debentures. The general credit facility and the two series of Convertible Subordinated Debentures are classified as current liabilities on the balance sheet.

The aggregate annual maturities of long-term debt, capital leases, and noncancelable operating leases (including reflecting those agreements in default as current) at December 31, 1997, are as follows (in thousands):

                                           Operating   Long-Term   Capital
Year                                        Leases       Debt       Leases     Total
--------------------------------------------------------------------------------------
1998.....................................   $1,096      $60,736    $ 64,960   $126,792
1999.....................................      726                   24,317     25,043
2000.....................................      404                   21,879     22,283
2001.....................................        5                    9,774      9,779
2002.....................................        4                    7,920      7,924
Thereafter...............................       11                   11,566     11,577
                                            ------      -------    --------   --------
                                             2,246       60,736     140,416    203,398
Less amounts representing interest.......                           (17,447)   (17,447)
                                            ------      -------    --------   --------
                                            $2,246      $60,736    $122,969   $185,951
                                            ======      =======    ========   ========

Interest expense on debt and capital leases amounted to $15,588,000 in 1997, $15,905,000 in 1996, and $14,794,000 in 1995. During 1995, approximately
$600,000 of interest was capitalized.

Rental expense for revenue equipment, facilities, and office equipment amounted to $3,647,000 in 1997, $4,009,000 in 1996, $3,846,000 and in 1995.

NOTE 4.   RESERVE FOR CLAIMS PAYABLE

Under an agreement with its insurance underwriters, the Company is liable up to $1,000,000 for any single occurrence for bodily injury and personal liability claims. Excess liability is assumed by the underwriters for claims up to $35,000,000. The Company's agreement with its underwriters is secured by letters of credit totaling $2,900,000. Additionally, $1,301,000 and letters of credit aggregating $5,234,000 have been deposited with various regulatory agencies to satisfy self-insurance requirements. That portion of the reserve for claims estimated to be payable within one year is classified as a current liability.

Reserves for workers' compensation are based upon historical trends, claim frequency, severity, the Company's experience and other factors, and are discounted to present value. Adjustments to previously established reserves are included in operating results. At December 31, 1997 and 1996, estimated future payments for these claims aggregated approximately $5,713,000 and

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

$4,526,000, respectively. The present value of these estimated future payments was approximately $4,476,000 at December 31, 1997, and $2,953,000 at December 31, 1996, discounted at rates of 5.4% for 1997 and 7.3% for 1996. The estimated future payments at December 31, 1997, are $934,000 in 1998, $1,036,000 in 1999,
$683,000 in 2000, $465,000 in 2001, $354,000 in 2002, and $2,241,000 thereafter.

NOTE 5.   INCOME TAXES

The benefit for income taxes consists of the following (in thousands):

                                                     1997        1996        1995
----------------------------------------------------------------------------------
Current............................................  $  --      $   (19)     $(111)
Deferred                                                --       (3,281)      (104)
                                                     -----      -------      -----
                                                     $  --      $(3,300)     $(215)
                                                     =====      =======      =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are (in thousands):

                                                                 December 31,
                                                             ---------------------
                                                               1997         1996
----------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax over book depreciation...............................  $  6,095      $13,183
  Capital leases and other.................................     4,294        2,929
                                                             --------      -------
                                                               10,389       16,112
Deferred tax assets:
  Allowances for accounts receivable and claims reserves...     8,417        5,498
  Net operating loss carryforwards.........................    10,166        4,300
  General business, minimum tax and other credit
     carryforwards.........................................     6,098        6,155
  Other deferred tax assets................................     4,175        2,333
                                                             --------      -------
Total deferred tax assets..................................    28,856       18,286
Valuation allowance........................................   (19,543)      (3,250)
                                                             --------      -------
Net deferred tax assets....................................     9,313       15,036
                                                             --------      -------
          Net deferred tax liabilities.....................  $  1,076      $ 1,076
                                                             ========      =======

Realization of the deferred tax assets associated with the NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

The reasons for the difference between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows (in thousands):

                                                        1997       1996      1995
----------------------------------------------------------------------------------
Computed tax expense (benefit) using the statutory
  federal income tax rate...........................  $(17,175)   $(6,301)   $  (1)
Increase (decrease) in taxes arising from:
  State taxes, net of federal benefit...............      (884)      (361)       7
  Increase in valuation allowance...................    16,293      3,250
  Tax rate increases (decreases)....................                   18     (228)
  Prior year (over) under accrual...................                          (100)
  Nondeductible expenses............................     1,994         94       86
  Other items.......................................      (228)                 21
                                                      --------    -------    -----
                                                      $     --    $(3,300)   $(215)
                                                      ========    =======    =====

At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of $28,044,000 expiring in the years 2010 through 2012, general business credit carryforwards of $5,347,000 expiring in years 1998 through 2004, state net operating loss carryforwards of $31,863,000 expiring in years 1998 through 2009, and minimum tax credits of $750,000 that carry forward indefinitely.

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

In November 1996, the Company canceled options to purchase 1,080,000 shares, with exercise prices ranging from $6.0625 to $15.375, and concurrently issued 1,080,000 options with an exercise price of $3 per share. The Company's stock option plans have authorized the grant of options to employees and directors for up to 1,190,039 shares of the Company's common stock. All

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES options granted have ten year terms and vest and become fully exercisable at the end of four years of continued employment.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for risk-free interest rates of 5.4%, a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.72; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1997       1996
--------------------------------------------------------------------------------
Pro forma net loss..........................................  $50,939    $15,698
Pro forma loss per share:
  Basic and Diluted.........................................  $  9.68    $  3.09

The effects of SFAS No. 123 in this proforma disclosure may not be indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995.

The following table summarizes the changes in options outstanding and related price ranges for shares of common stock under options:

                                                    Number        Option Price
                                                  of Shares         Per Share
---------------------------------------------------------------------------------
Outstanding at December 31, 1995................   1,109,646    $  3.75 - $15.375
  Exercised.....................................      (5,375)   $6.0625 - $7.9375
  Expired or canceled...........................  (1,462,830)   $6.0625 - $15.375
  Granted.......................................   1,606,333    $  3.00 - $9.8125
                                                  ----------
Outstanding at December 31, 1996................   1,247,774    $  3.00 - $10.50
                                                  ----------
  Exercised.....................................          --
  Expired or canceled...........................    (137,735)   $  3.00 - $10.50
  Granted.......................................      80,000    $2.4375 - $3.1875
                                                  ----------
OUTSTANDING AT DECEMBER 31, 1997................   1,190,039    $2.4375 - $10.50
                                                  ==========

At December 31, 1997, options to purchase 504,872 shares were exercisable, and 98,117 shares were reserved for future grants.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

The Builders Transport, Incorporated Employee's Retirement Savings & Profit Sharing Plan (the "KSOP") is available to substantially all Company employees who meet the eligibility requirements. The KSOP utilizes the shares of common stock that were acquired by the ESOP in 1989 and that remain unallocated to make the Company's future 401(k) matching contributions under the KSOP. The amount of the Company's 401(k) matching contribution under the KSOP is now discretionary. However, it is anticipated that by December 31, 2011, all of the common stock acquired by the ESOP in 1989 will have been allocated as the KSOP loan is repaid.

The KSOP will obtain the funds to repay the loan through tax deductible contributions made by the Company to the KSOP. The Company incurred interest expense of $366,000, $379,000, and $390,000 and compensation expense of $223,000, $229,000, and $234,000 related to the KSOP during the years ended December 31, 1997, 1996 and 1995, respectively. Compensation expense is recognized under the shares allocated method.

Contributions accrued for all defined contribution plans were $1,247,000 in 1997, $1,537,000 in 1996, and $1,278,000 in 1995.

NOTE 7.  SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Additional information related to the consolidated statements of cash flows with regard to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                                                              December 31
                                                     -----------------------------
                                                      1997       1996       1995
----------------------------------------------------------------------------------
Cash paid:
  Interest.........................................  $12,643    $16,172    $15,098
  Income taxes.....................................                            200
Noncash investing activity:
  Equipment acquired through capital leases........    5,068     27,412     69,718
Noncash financing activity:
  Common stock issued under employee benefit
     plans.........................................      732        498        165

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

NOTE 8.   EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   1997         1996         1995
------------------------------------------------------------------------------------
                                                  (In thousands, except per share
                                                              amounts)
Numerator:
  Net income (loss) before cumulative effect
     account change...........................  $  (50,512)  $  (15,233)  $      219
  Cumulative effect of accounting change......                                (7,291)
                                                ----------   ----------   ----------
Numerator for basic and diluted loss per
  share -- loss available to common
  stockholders(1).............................  $  (50,512)  $  (15,233)  $   (7,072)
                                                ==========   ==========   ==========
Denominator:
  Denominator for basic and diluted loss per
     share -- weighted-average shares
     outstanding(1)...........................   5,261,066    5,079,943    5,084,252
                                                ==========   ==========   ==========
Basic and diluted loss per share..............  $    (9.60)  $    (3.00)  $    (1.39)
                                                ==========   ==========   ==========

---------------

(1) The effect of stock options and the conversion of the two series of Convertible Subordinated Debentures is antidilutive and is therefore excluded from the calculation of diluted earnings per share.

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

In November 1996, the disinterested members of the Company's Board of Directors unanimously approved a $300,000 principal amount, short-term loan to the Company's Chairman of the Board at the market level interest rate. The loan was repaid in full with accrued interest prior to December 31, 1996.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

In connection with the sale of non-carrier property in October 1997, the Company paid $100,000 in brokerage commissions to Two Trees.

NOTE 10.   SPECIAL CHARGES

In the fourth quarter of 1995, the Company recorded special charges of $1,420,000 associated with exiting the tire loading and warehousing business. The special charges comprise principally the loss on sale of equipment (consummated in February 1996) and write-downs of accounts receivable, intangibles and other assets.

During 1997, the Company determined that the carrying value of the goodwill recorded in connection with the purchase of various lines of business was impaired. Accordingly, the Company recorded a charge of $18,745,000 relating to the write-off of goodwill. At December 31, 1996, the accumulated amortization, being taken over forty years, was $2,837,000.

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

Prior to the cumulative effect adjustment, this revenue equipment to be disposed of had a carrying amount of $19,408,000 as of January 1, 1995. The Company recorded a pre-tax cumulative effect adjustment of $11,387,000 to reduce the carrying amount to the estimated net realizable value of $8,021,000. The after-tax cumulative effect adjustment was a charge of $7,291,000 or $1.43 per share. The carrying amount of assets remaining to be disposed of is $2,128,000 and $6,031,000 as of December 31, 1996 and 1995, respectively.

NOTE 12.   CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been finally adjudicated, other than those discussed in Note 3. Many of these other proceedings are covered in whole or in part by insurance. These other legal matters, when finally concluded and determined will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

NOTE 13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                      1997 QUARTER ENDED
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      --------------------------------------------------
                                      MARCH 31   JUNE 30   SEPTEMBER 30(3)   DECEMBER 31
----------------------------------------------------------------------------------------
Operating revenue...................  $70,993    $75,187       $73,002        $ 68,963
Operating expenses(2)...............   70,799     71,014        75,264         106,112
Net income (loss)...................   (2,409)        45        (7,372)        (40,776)
Basic and diluted earnings (loss)
  per common share*.................     (.46)       .01         (1.39)          (7.71)

                                                        1996 Quarter Ended
                                          -----------------------------------------------
                                          March 31   June 30   September 30   December 31
-----------------------------------------------------------------------------------------
Operating revenue.......................  $70,487    $73,442     $73,462       $ 72,028
Operating expenses(1)...................   66,901    68,822       72,781         83,415
Net income (loss).......................     (328)      357       (2,098)       (13,164)
Basic and diluted earnings (loss) per
  common share*.........................     (.06)      .07         (.41)         (2.60)

---------------

(1) The Company made certain year-end adjustments in 1996 resulting from changes in estimates relating to reserves for claims payable that were material to the results of the fourth quarter. These adjustments, after applicable income tax reductions, reduced net income by approximately $3,000,000.

(2) Included in the fourth quarter 1997 results are pre-tax charges of $18.7 million for the write-off of goodwill and $9.2 million to adjust the claims payable reserves. The Company determined that the goodwill recorded in connection with the purchase of various lines of business was impaired and accordingly recorded a charge of $18.7 million to write-off the goodwill. The additional claims expense was accrued as a result of recent increases in the severity of accidents and the amounts required to settle claims.

(3) The financial results for the third quarter ended September 30, 1997 were restated for the following: (a) $2.2 million relating to a valuation allowance against income tax benefits previously recorded due to the significant losses incurred to date and management's assessment as to the likelihood at that time of such amounts being realized, (b) $1.6 million relating to increases to the claims liability as discussed in (2) above, which pertain to the third quarter, (c) $1.8 million relating to certain operating accounts based upon management's reevaluation of amounts accrued in the third quarter, and (d) $600,000 of non-operating costs, primarily associated with the debt restructuring, which the Company

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES determined should be expensed in the third quarter rather than amortized based upon review of the final restructured agreements. The originally reported amounts were as follows:

                                                             FOR THE QUARTER ENDED
                                                              SEPTEMBER 30, 1997
                                                                (AS PREVIOUSLY
                                                                   REPORTED)
                                                             ---------------------
Operating revenue...........................................        $73,002
Operating expenses..........................................         71,285
Net income (loss)...........................................         (1,156)
Basic and diluted earnings (loss) per common share*.........           (.22)

  * Earnings (loss) per share ("EPS") amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table gives certain information regarding directors and executive officers of the Company at March 16, 1998. Each Director is elected for a one-year term. All Directors will be up for election at the 1998 Annual Meeting of stockholders of the Company. Only four of the seven seats on Builders' Board of Directors are currently filled due to Mr. Morton's death and the resignations from the Board earlier in 1998 of Mr. Braatz and Arthur C. Baxter. The Board of Directors has not yet decided whether to reduce the size of the Board, fill some or all of the vacancies or to leave those seats vacant for the time being.

Name                                        Age                Current Position
----                                        ---                ----------------
David C. Walentas.........................  59    Chairman of the Board and Director
Stanford M. Dinstein......................  50    Vice Chairman of the Board and Chief
                                                  Executive Officer and Director
Roy R. Parsons............................  50    President and Chief Operating Officer
John R. Morris............................  54    President -- Dedicated Fleet Division and
                                                  Director
T. M. Guthrie.............................  50    Chief Financial Officer and Treasurer
P. Michael Davis..........................  57    Vice President -- Dedicated Fleet Division
Daniel P. Braatz..........................  37    Vice President -- Flatbed Division
Pierson G. Mapes..........................  60    Director
Frederick S. Morton*......................  77    Director

---------------

* Mr. Morton died March 22, 1998.

David C. Walentas is, and has been for more than 25 years, principally engaged in the develop ment, management and construction of real estate. Mr. Walentas owns and operates more than three million square feet of commercial property and owns and manages more than 2,000 apartment units. His real estate development activities are carried on through various entities, including Two Trees, a New York general partnership ("Two Trees"). His real estate management activities are principally carried on through Two Trees Management Co., of which he is its sole proprietor. His real estate construction activities are principally carried on through The Gair Co., and, since January 1986, through The Washington Street Construction Co., Inc. Mr. Walentas is President and sole proprietor of both of these companies. Mr. Walentas has served as a director continuously since 1990. Mr. Walentas was named the Company's Chairman of the Board following the 1990 Annual Meeting of Stockholders.

Stanford M. Dinstein, a certified public accountant, is, and has been for more than 20 years, principally engaged as an independent financial and management consultant to Two Trees and other private corporations and partnerships. Mr. Dinstein, a senior officer and director of Builders since 1990, has served the Company in a variety of financial, administrative and operational capacities, and, in August 1993, was named Chief Executive Officer.

Roy R. Parsons was elected President and Chief Operating Officer on January 14, 1998. Prior to that, he had served as General Manager of the Company's Dedicated Transportation Services Division since joining the Company in 1993 when the Company acquired certain assets of Vernon Milling Company, Inc. (a trucking company) where Mr. Parsons had been employed for over three years as General Manager. Prior to that, Mr. Parsons was employed as General Manager of Saber Transportation for six years.

John R. Morris joined the Company in January 1986 and was in charge of its Dedicated Fleet operations from that time until January 1989 when he was named President and Chief Operating Officer of the Company, in which position he served until being named President of the Company's Dedicated Services and Contract Logistics Group in December 1993. Mr. Morris was again named President and Chief Operating Officer in December 1995. Mr. Morris also filled the position of Chief Executive Officer on two occasions between June 1990 and November 1992. Prior to joining the Company, Mr. Morris was employed by McLean Trucking Company for 23 years. Mr. Morris served on the Board from January 1989 to September 1990 and has served as a director continuously since his reappointment in October 1990.

T. M. Guthrie has been employed by the Company since 1985. Prior to joining the Company, Mr. Guthrie was employed by McLean Trucking Company for 11 years. He served the Company as Vice President, Administration and Treasurer from 1986 until he was elected Chief Financial Officer and Treasurer in 1996.

P. Michael Davis serves as Vice President of the Dedicated Fleet Division and has been employed by the Company since 1986. Mr. Davis previously served the Company as Vice President of Sales. Prior to joining the Company, Mr. Davis was employed by McLean Trucking Company for 23 years.

Daniel P. Braatz joined Builders in June 1996 and was named Vice President of the Flatbed Division in December 1996. He served as President and Chief Operating Officer and Director of the Company from May 1997 until early 1998, when he resigned as a Director and returned to the position of Vice President of the Flatbed Division. Prior to joining Builders, Mr. Braatz served in several management positions with J. B. Hunt Transport, most recently as Senior Vice President Sales and Marketing.

Pierson G. Mapes is a retired television executive. From November 1982 through his retirement in June 1994, he was the President of the NBC Television Network. In that capacity, Mr. Mapes oversaw the network's affiliate relations, advertising sales and marketing areas. Mr. Mapes has served as a director of the Company since April 1996.

Frederick S. Morton was, prior to June 1989, Professor of Business Administration at The Darden School of the University of Virginia and a consultant in the areas of corporate strategy, effective operations management and management development. After June 1989, Mr. Morton was Professor Emeritus at the University of Virginia and continued his consulting activities until he died on March 22, 1998. Mr. Morton served as a director of the Company continuously after his election at the 1990 Annual Meeting of Stockholders.

There are no family relationships among executive officers or other significant employees.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain officers and persons who own more than 10% of a registered class of the Company's equity securities; to file within certain specified time periods reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file. Based solely on a review of copies of reports filed with the SEC since January 1, 1997, and written representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during 1997.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years ended December 31, 1995, 1996 and 1997, the cash compensation paid or accrued by the Company, as well as certain other compensation paid or accrued for those years, for services in all capacities to the individual serving as the Company's Chief Executive Officer throughout 1997, and to the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                       COMPENSATION
                                        ANNUAL COMPENSATION               AWARDS
                                   -----------------------------   ---------------------       (I)
               (A)                 (B)       (C)        (D)(1)            (G)(2)            ALL OTHER
                                                                   SECURITIES UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)        OPTIONS (#)           ($)(3)
---------------------------        ----   ----------   ---------   ---------------------   ------------
David C. Walentas................  1997    $195,000         -0-               -0-             $1,470
  Chairman of the Board            1996     195,000         -0-           375,000              2,011
                                   1995     182,083    $127,998               -0-              2,539
Stanford M. Dinstein.............  1997    $275,000         -0-               -0-             $1,649
  Vice Chairman and                1996     275,000         -0-           212,500              2,050
  Chief Executive Officer          1995     258,854    $ 64,340               -0-              3,820
John R. Morris...................  1997    $225,000         -0-               -0-             $1,221
  President -- Dedicated Fleet     1996     225,000         -0-            94,937              1,620
                                   1995     190,000    $ 64,125               -0-              3,309
Daniel Braatz(4).................  1997    $200,000         -0-               -0-                -0-
  Vice President -- Flatbed
  Division                         1996     200,000         -0-               -0-                -0-
T.M. Guthrie.....................  1997    $125,000         -0-               -0-             $  985
  Chief Financial Officer          1996     120,000         -0-            16,000                -0-
  and Treasurer                    1995     113,542         -0-               -0-              2,730

---------------

(1) Columns (e), (f) and (h) relating, respectively, to "Other Annual Compensation," "Restricted Stock Awards," and "LTIP Payouts" have been deleted because no compensation required to be reported in such columns was awarded to, earned by, or paid to, any of the above individuals during the periods covered by such columns.
(2) All information in this column relates to options because the Company has not granted any stock appreciation rights ("SARs").
(3) During 1995, 1996 and 1997, respectively, 333, 766 and 1,022 shares; 501,
    781 and 1,147 shares; 434, 617 and 849 shares; 0 shares; and 358, 0 and 685 shares vested in the Benefit Plan accounts of Messrs. Walentas, Dinstein, Morris, Braatz and Guthrie, respectively. Based on the closing sales price for the Common Stock on December 31, 1995, December 31, 1996, and December 31, 1997, of $7.625, $2.625 and $1.438, respectively, as reported by Nasdaq, the dollar value of these shares for Messrs. Walentas, Dinstein, Morris,

    Braatz and Guthrie was: $2,539, $2,011 and $1,470; $3,820, $2,050 and
    $1,649; $3,309, $1,620 and $1,221; $0; and $2,730, $0 and $985,
    respectively.
(4) Mr. Braatz became an executive officer of the Company on June 3, 1996; therefore, information for the fiscal year 1995 is not applicable.

OPTION GRANTS IN LAST FISCAL YEAR

No stock options or SARs were granted during the last fiscal year to the individuals listed in the Summary Compensation Table.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the individuals listed in the Summary Compensation Table concerning unexercised options held as of the end of the fiscal year. No options were exercised during the last fiscal year by the individuals listed in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(*)

                            (a)                                          (d)
                                                                Number of Securities
                                                               Underlying Unexercised
                                                                     Options at
                                                                   Fiscal Year End
                            Name                              Exercisable/Unexercisable
                            ----                              -------------------------
David C. Walentas...........................................    200,000/225,000
Stanford M. Dinstein........................................     97,500/127,500
John R. Morris..............................................     43,038/56,962
Daniel Braatz...............................................     60,000/90,000
T. M. Guthrie...............................................      6,400/9,600

---------------

(*) All information in this table relates to options because the Company has not granted any SARs. Columns (b) and (c) have been deleted because no options were exercised during the last fiscal year by the individuals listed in the Summary Compensation Table. Column (e) has been deleted because there were no in-the-money options at fiscal year-end because the closing sales price for the Common Stock on December 31, 1997, was $1.438 as reported by NASDAQ.

As reported in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders, the exercise price of stock options for a number of the Company's employees, including Messrs. Walentas and Dinstein, were adjusted downward in 1996. In early 1998, the Company announced that Messrs. Walentas and Dinstein had voluntarily revoked the 1996 repricing of their stock options so that the exercise price on these stock options reverted to their higher, pre-repricing levels.

COMPENSATION OF DIRECTORS

The Company pays to each director who is not otherwise an employee of the Company an annual fee of $15,000 payable quarterly. In addition, members of the Audit Committee receive an annual fee of $3,000 payable quarterly. Directors who are not otherwise employees are reimbursed for out-of-pocket expenses related to their duties as directors of the Company. Mr. Morton's estate currently holds options to purchase 14,000 shares (which will expire June 20, 1998), and Mr.

Mapes currently holds an option to purchase 10,000 shares, of the Company's Common Stock pursuant to the Non-Employee Directors' Stock Option Plan, which provides to each of the Company's non-employee directors a grant of an option to purchase 10,000 shares of the Company's Common Stock upon their election as a director at the stock's then current fair market value and an additional grant of an option to purchase 2,000 shares of the Company's Common Stock at the stock's then current fair market value every two years that they remain on the Board.

EMPLOYMENT CONTRACTS, CHANGE-IN-CONTROL ARRANGEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

On March 1, 1991, the Company entered into an employment agreement with Mr. Dinstein to replace his previous employment agreement dated October 1, 1990. The agreement provides that during the term of the agreement, Mr. Dinstein's minimum gross annual salary will be $100,000. The term of the agreement renews automatically on the anniversary date of the agreement in one-year increments, unless it is terminated in accordance with the agreement.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 1997, the members of the Company's Stock Option and Executive Compensation Committee were Messrs. Baxter (who resigned from the Board of Directors in January 1998), Morton (who died in March
1998) and Mapes, and the members of the Company's Compensation and Nominating Committee were Messrs. Walentas and Dinstein. Both Messrs. Walentas and Dinstein were officers of the Company and its subsidiaries during fiscal year 1997 and certain prior years. Messrs. Walentas and Dinstein currently serve as Chairman and as Vice Chairman and Chief Executive Officer of the Company, respectively. Neither Messrs. Baxter, Morton nor Mapes was an officer or employee of the Company or any of its subsidiaries during fiscal year 1997 or any prior year. (See "Certain Relationships and Related Transactions" for descriptions of transactions between the Company and a partnership that is controlled by Mr. Walentas and for which Mr. Dinstein acts as a consultant.)

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Stock Option and Executive Compensation Committee makes recommendations to the Board concerning which of the Company's employees are eligible to participate in and receive grants under the Company's Stock Option Plan; and makes decisions and determinations with respect to the compensation arrangements for those members of the Company's senior management who also are members of the Company's Compensation and Nominating Committee. The Compensation and Nominating Committee is responsible for recommending to the Board the compensation arrangements for the Company's senior management other than any members of the Company's senior management who are members of the Compensation and Nominating Committee. Under rules established by the Securities and Exchange Commission, the Company is required to provide a report of the committees of the Board responsible for compensation recommendations that sets forth both the committees' compensation policies applicable to the Company's executive officers and the committees' bases for the chief executive officers' compensation for the last fiscal year.

Compensation Policies Applicable to Executive Officers. Generally, in establishing levels of compensation for executive officers, the committees consider all factors they deem appropriate, which may include, among others:

     - conditions in the motor carrier industry and the business community, generally, that influence the Company's ability to attract and retain executives with the talent and experience to maintain the Company's position of industry leadership and to optimize stockholder returns;

     - the Company's recent operating results compared to prior operating results;

     - general economic conditions that may influence operating results;

     - achievement of specific business initiatives;

     - alignment of the interests of executive officers with those of stockholders through award opportunities that can result in ownership of common stock.

The above factors are only generally considered and all compensation decisions during 1997 were subjectively determined. The committee determined, based on the above factors and the financial results of the Company, that no bonuses would be issued in 1997.

The Company currently has an employment agreement with Mr. Dinstein (see "Employment Contracts, Change-in-Control Arrangements and Termination of Employment Agreements"). This employment agreement contains the general terms of his employment and establishes the minimum compensation that he is entitled to receive, but does not prohibit, limit or restrict his ability to receive additional compensation from the Company, whether in the form of base salary, bonus, stock options or otherwise.

At present, the executive compensation program comprises salary, certain bonus opportunities, and long-term incentives in the form of stock options and participation in Company-wide benefit programs. The higher that one rises in the corporate hierarchy, the more the mix of compensation shifts towards reliance on stock-based awards. In determining 1997's compensation, generally, the committees took into account the Company's performance over the past several years.

Bases for the Compensation of Mr. Dinstein. No objective criteria were used to establish the compensation of Mr. Dinstein, but rather his base salary was subjectively determined. However, in addition to all the criteria listed above, the determination of Mr. Dinstein's salary for 1997 took into account, as it did in 1996, the increased management role he has assumed with respect to the Company, particularly following his election as Chief Executive Officer in August 1993.

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits, with certain exceptions, the Company's corporate tax deduction for compensation paid to certain officers of the Company to no more than $1,000,000 per executive per year. The Company's Stock Option Plan is structured to comply with one of the exceptions contained in Section 162(m).

            STOCK OPTION AND                               COMPENSATION AND
   EXECUTIVE COMPENSATION COMMITTEE*                     NOMINATING COMMITTEE
----------------------------------------       ----------------------------------------
             Pierson Mapes                                David C. Walentas
                                                         Stanford M. Dinstein

---------------

* While Messrs. Baxter and Morton served on this Committee throughout 1997 and were integrally involved in all its decisions, Mr. Baxter resigned in January 1998, and Mr. Morton died in March 1998.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total stockholder returns (assuming reinvestment of dividends, if any) for the Company, the NASDAQ Market (U.S.) and NASDAQ Trucking and Transportation Stocks. The NASDAQ Trucking and Transportation Stocks Index is made available by NASDAQ in conjunction with the Center for Research in Securities Prices at the University of Chicago. The issuers included in the NASDAQ Trucking and Transportation Stocks Index are United States and foreign companies whose stock is traded on NASDAQ and who have Standard Industrial Classification codes beginning with 37, 42, 44, 45 and 47. Upon receipt of a written request mailed to the Company's Chief Executive Officer postage prepaid at the Company's corporate headquarters, the Company will undertake to make accessible the identity of those companies making up the index in a prompt manner. In preparing the graph it was assumed that $100 was invested at the market close price on December 31, 1992, as reported by NASDAQ.

                                     Builders                             Nasdaq
      Measurement Period            Transport,                         (Trucking &
     (Fiscal Year Covered)         Incorporated      Nasdaq (US)     Transportation)
1992                                       100.00            100.00            100.00
1993                                       196.88            114.79            121.49
1994                                       135.94            112.21            110.17
1995                                        94.54            158.69            128.46
1996                                        33.60            195.18            141.78
1997                                        17.98            239.57            181.59

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the Company's best knowledge as of March 16, 1998, with respect to the beneficial ownership of Common Stock by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (b) all directors and nominees, (c) the individuals listed in the Summary Compensation Table contained herein, and (d) all executive officers and directors of the Company as a group.

                                                                     Amount of
                  Name of Beneficial Owner                     Beneficial Ownership
               (and address for those owning                  -----------------------
                  more than five percent)                      Shares      Percent(1)
               -----------------------------                  ---------    ----------
Builders Transport, Incorporated Employees
  Retirement Savings & Profit Sharing Plan(2)
  c/o Benefit Plan Committee
  Attn: T. Michael Guthrie
  Builders Transport, Incorporated
  Post Office Box 7005
  Camden, South Carolina 29020-7005(2)......................  1,016,138      19.230%
Messrs. David C. Walentas(3)(4) and
  Stanford M Dinstein(3)(4).................................    942,516      17.837%
T. Rowe Price Associates, Inc.(5)
  100 E. Pratt Street
  Baltimore, Maryland 21202.................................    545,348      10.128%
Eli W. Tullis(6)
  62 Chateau Mouton Drive
  Kenner, Louisiana 70065...................................    425,100       8.045%
Dimensional Fund Advisors Inc.(7)
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401............................    322,600       6.105%
Northern Trust Corporation(8)
  50 South La Salle Street
  Chicago, Illinois 60675...................................    274,800       5.200%
Loomis, Sayles & Company, L.P.(9)
  One Financial Center
  Boston, Massachusetts.....................................    529,891       9.114%
T. M. Guthrie(10)...........................................      9,609           *
Daniel Braatz(11)...........................................     60,000           *
John R. Morris(12)..........................................     46,805           *
Pierson G. Mapes(13)........................................      5,000           *
Frederic S. Morton(14)......................................      5,800           *
All Executive Officers and Directors
  as a Group (8 Persons)(15)................................  1,053,130      18.556%

---------------

 (1) Except as otherwise noted herein, percentage is determined on the basis of 5,284,019 shares of Common Stock issued and outstanding as of March 16, 1998, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). An asterisk indicates beneficial ownership of less than 1%.

 (2) Effective January 1, 1994, the Company's 401(k) Plan and ESOP were merged and amended to form the Builders Transport, Incorporated Employees Retirement Savings & Profit Sharing Plan (the "Benefit Plan"). The Benefit Plan may be deemed to be the beneficial owner of the shares of Common Stock that it holds. The Benefit Plan shares voting power with the Benefit Plan participants and, based on a Schedule 13G dated February 13, 1998, filed by the National Commerce Bancorporation, Memphis, Tennessee, trustee for the Benefit Plan, the trustee has sole dispositive power with respect to the shares of Common Stock.
 (3) The address of this individual is 2029 West DeKalb Street, Camden, South Carolina 29020.
 (4) Messrs. Walentas and Dinstein reported on Amendment No. 20 dated October 5, 1994, to Schedule 13D filed pursuant to Section 13 of the Exchange Act that they may be deemed to be a "group" within the meaning of Section 13(d)(3) of the Exchange Act. Both members of the "group" may be deemed to beneficially own the Common Stock owned by the other member of the "group", although both members of the "group" disclaim beneficial ownership of the shares owned by the other member of the "group". Mr. Walentas beneficially owns 822,579 shares, which includes 200,000 shares of Common Stock reserved for issuance to Mr. Walentas pursuant to stock options that were exercisable at, or within sixty days of, March 13, 1998, 1,000 shares owned by Mr. Walentas' wife, and 3,596 shares vested in or allocated to Mr. Walentas' Benefit Plan account. Mr. Dinstein beneficially owns 119,937 shares, which includes 97,500 shares reserved for issuance to Mr. Dinstein pursuant to stock options that were exercisable at, or within sixty days of, March 13, 1998, and 3,895 shares vested or allocated in Mr. Dinstein's account in the Benefit Plan. Mr. Walentas and Mr. Dinstein both are Directors and executive officers of the Company.
 (5) Based on a Schedule 13G/A dated February 9, 1998, these securities are owned by various indivi dual and institutional investors including the T. Rowe Price Small Cap Value Fund, Inc. (which owns 545,348 shares, representing 10.128% of the shares outstanding, 100,348 of these shares are beneficially owned subject to conversion privileges under Rule 13d-3 of the Exchange Act Rules), which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or shared power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
 (6) In a Schedule 13D dated November 14, 1997, Mr. Tullis reported he owned, with sole voting and dispositive power, 425,400 shares of Common Stock representing 8.045% of the shares outstanding.
 (7) In a Schedule 13G dated February 10, 1998, Dimensional Fund Advisors Inc. and certain of its affiliates reported that they may be deemed to own, with sole dispositive power, a total of 322,600 shares of Common Stock representing 6.105% of the shares outstanding. However, persons who are officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Trust Company (the "Trust") and DFA Investment Dimensions Group Inc. (the "Fund"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and of the Trust, these persons vote 52,500 shares, and 63,400 shares, of the total shares reported, which are owned by the Fund and the Trust, respectively. Divisional Fund Advisors Inc. and its affiliates, however, disclaim beneficial ownership of these securities.
 (8) In a Schedule 13G dated February 17, 1998, Northern Trust Corporation and certain of its affiliates which are all banks as defined in section 3(a)(6) of the Exchange Act reported that they may be deemed to own 274,800 shares of Common Stock representing 5.200% of the shares outstanding. Of the 274,800 shares reported Northern Trust Corporation and/or its affiliates have sole dispositive power over 24,800 shares and sole voting power over the total 274,800 shares.
 (9) In a Schedule 13G dated February 12, 1998, Loomis, Sayles & Company, L.P. ("Loomis, Sayles") reported that it had the sole power to vote 399,595 shares of Common Stock, a shared power to vote 76,843 shares of Common Stock and a shared dispositive power over the total 529,891 shares of Common Stock. The Schedule 13G was filed with respect to shares, Loomis, Sayles has the right to acquire as a result of its beneficial ownership of convertible securities.
(10) Includes 6,400 shares reserved for issuance to Mr. Guthrie pursuant to stock options that were exercisable at, or within 60 days of March 16, 1998, and 2,058 shares vested or allocated in Mr. Guthrie's account in the Benefit Plan and 100 shares owned by his wife.
(11) Includes 60,000 shares reserved for issuance to Mr. Braatz pursuant to stock options that were exercisable at, or within 60 days of March 16, 1998.
(12) Includes 37,975 shares reserved for issuance to Mr. Morris pursuant to stock options that were exercisable at, or within 60 days of March 16, 1998, and 3,120 shares vested or allocated in Mr. Morris' account in the Benefit Plan.
(13) Includes 4,000 shares reserved for issuance to Mr. Mapes pursuant to stock options that were exercisable at, or within 60 days of March 16, 1998.
(14) Includes 5,600 shares reserved for issuance to Mr. Morton pursuant to stock options that were exercisable at, or within 60 days of March 16, 1998.
(15) Includes 391,475 shares of Common Stock reserved for issuance to executive officers or Directors of the Company pursuant to stock options that were exercisable at, or within sixty days of, March 16, 1998, and 12,669 shares of Common Stock vested or allocated in accounts of the Company's executive officers in the Benefit Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Walentas has a 90% general partnership interest in Two Trees, a New York general partner ship. Mr. Dinstein is, and has been for more than 18 years, a financial and management consultant to Two Trees. During 1995, the Company entered into an agreement with Two Trees for the sale and leaseback of the building that houses the Company's offices and division headquarters and related land, located in Camden, South Carolina. The Company has purchase and lease renewal options at projected future fair market values under the sale and leaseback arrangement. The sale price was $3,500,000. The sale price was based on independent appraisals received by the Company. The Company realized a gain on the sale of approximately $592,000 less $200,000 paid in brokerage commissions to Two Trees. The Company's payments under the initial lease term of five years approximate $454,000 annually. Those payments commenced in October 1995. The Company has an outstanding letter of credit totaling $1,600,000 in support of its lease payments.

During 1997, the Company sold unimproved property that it owned on Hutchinson Island near Savannah, Georgia, for approximately $2 million. In connection with that sale, Builders paid $100,000 in brokerage commissions to Two Trees.

The fees paid were based on ordinary and customary standards for such services, and the lease payments were based on the fair market value of the property.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) FINANCIAL STATEMENTS.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors, Ernst & Young LLP...........  22
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................  23
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  24
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996, 1995.................  25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  26
Notes to Consolidated Financial Statements..................  27
(2) FINANCIAL STATEMENT SCHEDULE.
Consolidated Schedule as of and for the years ended December
  31, 1997, 1996 and 1995
II -- Valuation and Qualifying Accounts.....................  58

All other financial statements and schedules have been omitted because they are not required or are not applicable.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K).

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company, incorporated by reference to Exhibit 3.1 to the
               Company's Quarterly Report for the quarter ended June 30,
               1992, on Form 10-Q, filed August 14, 1992
 3.2      --   Amended and Restated Bylaws of the Company, as amended,
               incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994
 4.1      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of August 15, 1985, incorporated by
               reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985
               (No. 2-99727)
 4.2      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to
               Registration Statement on Form S-1, filed May 1, 1986 (No.
               33-5057)
 4.3      --   First Supplemental Indenture between the Company and The
               First National Bank of Maryland, dated as of September 1,
               1986, incorporated by reference to Exhibit 4a1 to the
               Company's Quarterly Report for the quarter ended September
               30, 1986 on Form 10-Q, filed November 14, 1986
10.1*     --   Builders Transport, Incorporated Restated 1986 Incentive
               Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1994, filed August 11, 1994
10.2      --   Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank N.A., as Trustee
               (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit
               1 to the Company's Report on Form 8-K, filed December 29,
               1989
10.3      --   Secured Loan Agreement dated as of December 21, 1989, by and among Builders Transport, Incorporated, the Subsidiaries,
               and AmSouth Bank N.A., as Trustee (subsequently assigned to
               National Bank of Commerce) under the stock benefit plan,
               incorporated by reference to Exhibit 4 to the Company's
               Report on Form 8-K, filed December 29, 1989.
10.4      --   First Amendment dated as of January 1, 1994, to Secured Loan
               Agreement dated as of December 21, 1989 (subsequently
               assigned to National Bank of Commerce) incorporated by
               reference to Exhibit 10.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, filed March
               31, 1994
10.5      --   Pledge Agreement dated as of December 21, 1989, by and among the Company, the Subsidiaries, and AmSouth Bank N.A., as
               Trustee (subsequently assigned to National Bank of Commerce)
               under the stock benefit plan, incorporated by reference to
               Exhibit 5 to the Company's Report on Form 8-K filed December
               29, 1989
10.6      --   Assignment dated as of December 22, 1992, of Promissory
               Note, Secured Loan Agreement, Pledge Agreement, Stock
               Purchase Agreement and Indemnification Agreement to National
               Bank of Commerce as Successor Trustee pursuant to the
               Builders Transport, Incorporated and Subsidiaries Employee
               Stock Benefit Trust, incorporated by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1992, filed March 22, 1993
10.7*     --   Builders Transport, Incorporated Employees Retirement
               Savings & Profit Sharing Plan, as amended and restated,
               incorporated by reference to Exhibit 10.7 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
10.8      --   Trust Agreement under the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.9*     --   Employment Agreement dated October 1, 1990, by and between the Company and P. Michael Davis, as amended, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed
               March 22, 1993
10.10*    --   Employment Agreement dated March 1, 1991, between the
               Company and Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31, 1994
10.11*    --   Employment Agreement dated December 16, 1993, between the
               Company and John R. Morris, incorporated by reference to
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31, 1994
10.12     --   Consulting Agreement dated April 30, 1993, between the
               Company and Two Trees, a New York general partnership,
               incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994
10.13     --   Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report for the quarter ended June 30, 1993, on
               Form 10-Q, filed August 12, 1993
10.14     --   Amendment No. 1 dated as of November 11, 1993, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.15     --   Amendment No. 2 effective as of March 31, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994, filed May 11, 1994
10.16     --   Amendment No. 3 effective as of October 1, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.17     --   Amendment No. 4 effective as of February 28, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995
10.18     --   Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling Company, Inc., Elmer Thomas, Builders
               Transport, Incorporated and Builders Transport, Inc.,
               incorporated by reference to Exhibit 4.1 to the Company's
               Report on Form 8-K, filed September 10, 1993
10.19     --   Builders Transport, Incorporated Amended and Restated
               Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May
               11, 1994

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
10.20     --   Agreement of Purchase and Sale by and between Builders
               Transport, Incorporated and Two Trees, incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996
10.21     --   Lease Agreement by and between Two Trees and Builders
               Transport, Incorporated, incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1995, filed March 29, 1996
10.22     --   Amendment No. 5 effective as of December 29, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996
10.23     --   Amendment No. 6 effective as of March 25, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.25 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996
10.24*    --   Amendment No. 1 to the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995, filed March 29, 1996
10.25*    --   First Amendment made as of March 27, 1996, to Employment
               Agreement dated December 16, 1993 between the Company and
               John R. Morris, incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year
               ended December 31, 1996, filed March 31, 1997
10.26     --   Amendment No. 7 effective as of June 10, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
               August 14, 1996
10.27     --   Amendment No. 8 dated as of January 10, 1997, to the Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1996, filed March
               31, 1997
10.28     --   Builders Transport, Incorporated press release dated March
               21, 1997, relating to Alex. Brown & Sons Incorporated's
               retention as financial advisor to review various
               alternatives with respect to restructuring the Company's
               debt obligations, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year
               ended December 31, 1996, filed March 31, 1997
10.29     --   Amendment to the Builders Transport, Inc. Restated 1986
               Incentive Stock Option Plan adopted by resolution dated
               September 1, 1996 of the Executive Committee of the Board of
               Directors of Builders Transport, Incorporated, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed
               March 31, 1997
10.30     --   Amendment to the Builders Transport, Incorporated Amended
               and Restated Non-Employee Directors' Stock Option Plan
               adopted by resolution dated November 18, 1996 of the Board of Directors of Builders Transport, Incorporated,
               incorporated by reference to Exhibit 10.31 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1996, filed March 31, 1997
10.31     --   Waiver to Amended and Restated Financing Agreement among CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
21        --   Subsidiaries of the Company, incorporated by reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1994, filed March 31, 1995
23        --   Consent of Independent Auditors
24        --   Powers of Attorney
27        --   Financial Data Schedule

---------------

* Denotes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of 1997.

(c) EXHIBITS.

The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV, Item 14(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d)  FINANCIAL STATEMENT SCHEDULES.

The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV, Item 14(a) (2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDERS TRANSPORT, INCORPORATED

                                          By:                  *
                                             -----------------------------------
                                                    Stanford M. Dinstein
                                               Vice Chairman, Chief Executive
                                                     Officer and Director

March 31, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                          *                            Chairman of the board and        March 31, 1998
-----------------------------------------------------    Director
                  David C. Walentas

                          *                            Vice Chairman, Chief Executive   March 31, 1998
-----------------------------------------------------    Office and Director
                Stanford M. Dinstein

                          *                            President, Dedicated Fleet       March 31, 1998
-----------------------------------------------------    Division and Director
                   John R. Morris

                          *                            Chief Financial Officer and      March 31, 1998
-----------------------------------------------------    Treasurer
                    T. M. Guthrie

                          *                            Director                         March 31, 1998
-----------------------------------------------------
                  Pierson G. Mapes

For the Directors and officers indicated above.

                  /s/ T. M. GUTHRIE
-----------------------------------------------------
                    T. M. Guthrie
                  Attorney-in-fact

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

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1997

COLUMN A                   COLUMN B             COLUMN C                COLUMN D          COLUMN E
--------                 ------------   -------------------------     -------------     -------------
                                                ADDITIONS
                                        -------------------------
                                                      CHARGED TO
                          BALANCE AT    CHARGED TO       OTHER
                         BEGINNING OF    COSTS AND    ACCOUNTS --     DEDUCTIONS --      BALANCE AT
DESCRIPTION                 PERIOD       EXPENSES      DESCRIBE         DESCRIBE        END OF PERIOD
-----------              ------------   -----------   -----------     -------------     -------------
Reserves and allowances
  deducted from asset
  accounts:
  Allowance for
     uncollectible
     accounts
     receivable
     -- current........  $   456,087    $   271,461    $(142,037)(2)   $    (5,418)(1)   $   590,929
     -- noncurrent.....      168,271        113,078      (10,000)           29,603(1)        241,746
                         -----------    -----------    ---------       -----------       -----------
                         $   624,358    $   384,539    $(152,037)      $    24,185       $   832,675
                         ===========    ===========    =========       ===========       ===========
Reserve for claims
  payable as
  self-insurer.........  $ 6,952,000    $ 1,585,000                                      $ 8,537,000
Portion of claims
  payable in current
  liabilities..........    9,425,707     26,383,076      509,108(2)     19,439,389(3)     16,878,502
                         -----------    -----------    ---------       -----------       -----------
                         $16,377,707    $27,968,076    $ 509,108       $19,439,389       $25,415,502
                         ===========    ===========    =========       ===========       ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1996

       COLUMN A           COLUMN B             COLUMN C                COLUMN D        COLUMN E
       --------           --------     -------------------------       --------        --------
                                               ADDITIONS
                                       -------------------------
                                                     CHARGED TO
                         BALANCE AT    CHARGED TO       OTHER
                        BEGINNING OF    COSTS AND    ACCOUNTS --     DEDUCTIONS --    BALANCE AT
     DESCRIPTION           PERIOD       EXPENSES      DESCRIBE         DESCRIBE      END OF PERIOD
     -----------        ------------   -----------   -----------     -------------   -------------
Reserves and
  allowances deducted
  from asset accounts:
  Allowance for
     uncollectible
     accounts
     receivable
     -- current.......  $   511,684    $    91,990   $  (311,000)(2) $  (163,413)(1) $   456,087
     -- noncurrent....      168,330                                           59(1)      168,271
                        -----------    -----------   -----------     -----------     -----------
                        $   680,014    $    91,990   $  (311,000)    $  (163,354)    $   624,358
                        ===========    ===========   ===========     ===========     ===========
Reserve for claims
  payable as
  self-insurer........  $ 5,752,000    $ 1,200,000                                   $ 6,952,000
Portion of claims
  payable in current
  liabilities.........    5,284,904     22,453,730       792,092(2)   19,105,019(3)    9,425,707
                        -----------    -----------   -----------     -----------     -----------
                        $11,036,904    $23,653,730   $   792,092     $19,105,019     $16,377,707
                        ===========    ===========   ===========     ===========     ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

               BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1995

COLUMN A                  COLUMN B             COLUMN C                COLUMN D          COLUMN E
--------                  --------     -------------------------       --------          --------
                                               ADDITIONS
                                       -------------------------
                                                     CHARGED TO
                         BALANCE AT    CHARGED TO       OTHER
                        BEGINNING OF    COSTS AND    ACCOUNTS --     DEDUCTIONS --      BALANCE AT
DESCRIPTION                PERIOD       EXPENSES      DESCRIBE         DESCRIBE        END OF PERIOD
-----------             ------------   -----------   -----------     -------------     -------------
Reserves and
  allowances deducted
  from asset accounts:
  Allowance for
     uncollectible
     accounts
     receivable
     -- current.......  $   353,779    $   261,000    $  (1,205)(2)   $   101,890(1)    $   511,684
     -- noncurrent....      258,210         10,119                         99,999(1)        168,330
                        -----------    -----------    ---------       -----------       -----------
                        $   611,989    $   271,119    $  (1,205)      $   201,889       $   680,014
                        ===========    ===========    =========       ===========       ===========
Reserve for claims
  payable as
  self-insurer........  $ 6,152,000                   $(400,000)(2)                     $ 5,752,000
Portion of claims
  payable in current
  liabilities.........    4,478,640     20,665,221      937,109(2)     20,796,066(3)      5,284,904
                        -----------    -----------    ---------       -----------       -----------
                        $10,630,640    $20,665,221    $ 537,109       $20,796,066       $11,036,904
                        ===========    ===========    =========       ===========       ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Transfers between account classifications.
(3) Payments of claims, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company, incorporated by reference to Exhibit 3.1 to the
               Company's Quarterly Report for the quarter ended June 30,
               1992, on Form 10-Q, filed August 14, 1992...................
 3.2      --   Amended and Restated Bylaws of the Company, as amended,
               incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
 4.1      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of August 15, 1985, incorporated by
               reference to Exhibit (4)B to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 29, 1985
               (No. 2-99727)...............................................
 4.2      --   Indenture between the Company and The First National Bank of
               Maryland, dated as of May 1, 1986, incorporated by reference to Exhibit (4)B to the Company's Amendment No. 1 to
               Registration Statement on Form S-1, filed May 1, 1986 (No.
               33-5057)....................................................
 4.3      --   First Supplemental Indenture between the Company and The
               First National Bank of Maryland, dated as of September 1,
               1986, incorporated by reference to Exhibit 4a1 to the
               Company's Quarterly Report for the quarter ended September
               30, 1986 on Form 10-Q, filed November 14, 1986..............
10.1*     --   Builders Transport, Incorporated Restated 1986 Incentive
               Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1994, filed August 11, 1994..........
10.2      --   Stock Purchase Agreement dated as of December 21, 1989, by and between the Company and AmSouth Bank N.A., as Trustee
               (subsequently assigned to National Bank of Commerce) under the stock benefit plan, incorporated by reference to Exhibit
               1 to the Company's Report on Form 8-K, filed December 29,
               1989........................................................
10.3      --   Secured Loan Agreement dated as of December 21, 1989, by and among Builders Transport, Incorporated, the Subsidiaries,
               and AmSouth Bank N.A., as Trustee (subsequently assigned to
               National Bank of Commerce) under the stock benefit plan,
               incorporated by reference to Exhibit 4 to the Company's
               Report on Form 8-K, filed December 29, 1989.................
10.4      --   First Amendment dated as of January 1, 1994, to Secured Loan
               Agreement dated as of December 21, 1989 (subsequently
               assigned to National Bank of Commerce) incorporated by
               reference to Exhibit 10.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, filed March
               31, 1994....................................................
10.5      --   Pledge Agreement dated as of December 21, 1989, by and among the Company, the Subsidiaries, and AmSouth Bank N.A., as
               Trustee (subsequently assigned to National Bank of Commerce)
               under the stock benefit plan, incorporated by reference to
               Exhibit 5 to the Company's Report on Form 8-K filed December
               29, 1989 10.6 Assignment dated as of December 22, 1992, of
               Promissory Note, Secured Loan Agreement, Pledge Agreement,
               Stock Purchase Agreement and Indemnification Agreement to
               National Bank of Commerce as Successor Trustee pursuant to the Builders Transport, Incorporated and Subsidiaries
               Employee Stock Benefit Trust, incorporated by reference to
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1992, filed March 22, 1993......

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.7*     --   Builders Transport, Incorporated Employees Retirement
               Savings & Profit Sharing Plan, as amended and restated,
               incorporated by reference to Exhibit 10.7 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.8      --   Trust Agreement under the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.9*     --   Employment Agreement dated October 1, 1990, by and between the Company and P. Michael Davis, as amended, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed
               March 22, 1993..............................................
10.10*    --   Employment Agreement dated March 1, 1991, between the
               Company and Stanford M. Dinstein, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31,
               1994........................................................
10.11*    --   Employment Agreement dated December 16, 1993, between the
               Company and John R. Morris, incorporated by reference to
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1993, filed March 31, 1994
               10.12 Consulting Agreement dated April 30, 1993, between the
               Company and Two Trees, a New York general partnership,
               incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993, filed March 31, 1994..................................
10.13     --   Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report for the quarter ended June 30, 1993, on
               Form 10-Q, filed August 12, 1993............................
10.14     --   Amendment No. 1 dated as of November 11, 1993, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.15     --   Amendment No. 2 effective as of March 31, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994, filed May 11, 1994................................
10.16     --   Amendment No. 3 effective as of October 1, 1994, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................
10.17     --   Amendment No. 4 effective as of February 28, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993,
               incorporated by reference to Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1994, filed March 31, 1995..................................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.18     --   Registration Rights Agreement dated August 27, 1993, by and between Vernon Milling Company, Inc., Elmer Thomas, Builders
               Transport, Incorporated and Builders Transport, Inc.,
               incorporated by reference to Exhibit 4.1 to the Company's
               Report on Form 8-K, filed September 10, 1993................
10.19     --   Builders Transport, Incorporated Amended and Restated
               Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May
               11, 1994....................................................
10.20     --   Agreement of Purchase and Sale by and between Builders
               Transport, Incorporated and Two Trees, incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.21     --   Lease Agreement by and between Two Trees and Builders
               Transport, Incorporated, incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1995, filed March 29,
               1996........................................................
10.22     --   Amendment No. 5 effective as of December 29, 1995, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.23     --   Amendment No. 6 effective as of March 25, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc.; National Bank of Canada, as
               assignee of National Canada Finance Corp.; and Builders
               Transport, Inc. dated as of May 28, 1993, incorporated by
               reference to Exhibit 10.25 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995, filed March
               29, 1996....................................................
10.24*    --   Amendment No. 1 to the Builders Transport, Incorporated
               Employees Retirement Savings & Profit Sharing Plan,
               incorporated by reference to Exhibit 10.26 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995, filed March 29, 1996..................................
10.25*    --   First Amendment made as of March 27, 1996, to Employment
               Agreement dated December 16, 1993 between the Company and
               John R. Morris, incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year
               ended December 31, 1996, filed March 31, 1997...............
10.26     --   Amendment No. 7 effective as of June 10, 1996, to the
               Amended and Restated Financing Agreement among the CIT
               Group/Business Credit, Inc., National Bank of Canada and
               Builders Transport, Inc. dated May 28, 1993, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed
               August 14, 1996.............................................
10.27     --   Amendment No. 8 dated as of January 10, 1997, to the Amended and Restated Financing Agreement among the CIT Group/
               Business Credit, Inc., National Bank of Canada and Builders
               Transport, Inc. dated May 28, 1993, incorporated by
               reference to Exhibit 10.28 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1996, filed March
               31, 1997....................................................

EXHIBIT                                                                      SEQUENTIAL
  NO.                                    EXHIBIT                              PAGE NO.
-------                                  -------                             ----------
10.28     --   Builders Transport, Incorporated press release dated March
               21, 1997, relating to Alex. Brown & Sons Incorporated's
               retention as financial advisor to review various
               alternatives with respect to restructuring the Company's
               debt obligations, incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year
               ended December 31, 1996, filed March 31, 1997...............
10.29     --   Amendment to the Builders Transport, Inc. Restated 1986
               Incentive Stock Option Plan adopted by resolution dated
               September 1, 1996 of the Executive Committee of the Board of
               Directors of Builders Transport, Incorporated, incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed
               March 31, 1997..............................................
10.30     --   Amendment to the Builders Transport, Incorporated Amended
               and Restated Non-Employee Directors' Stock Option Plan
               adopted by resolution dated November 18, 1996 of the Board of Directors of Builders Transport, Incorporated,
               incorporated by reference to Exhibit 10.31 of the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1996, filed March 31, 1997..................................
10.31     --   Waiver to Amended and Restated Financing Agreement among CIT
               Group/Business Credit, Inc., National Canada Finance Corp.
               and Builders Transport, Inc. dated as of May 28, 1993.......
21        --   Subsidiaries of the Company, incorporated by reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1994, filed March 31, 1995......
23        --   Consent of Independent Auditors.............................
24        --   Powers of Attorney..........................................
27        --   Financial Data Schedule.....................................

---------------

* Denotes a management contract or compensatory plan or arrangement.