Form 10-Q/A
period 1997-09-30
BUILDERS TRANSPORT INC
filed 1998-04-09
CIK 726617

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
         per share













                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996                                               1

     Condensed Consolidated Statements of Income for the Three
        Months Ended September 30, 1997 and 1996 and the Nine Months
        Ended September 30, 1997 and 1996                                   3

     Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996                            4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              7


Part II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 11




* No information submitted under this caption.















PART 1.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                  September 30      December 31
                                                       1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $     32         $    50
  Accounts receivable, less allowances
     (September 30,1997  -  $548;
      December 31, 1996  -  $456)                     33,770           34,108
  Prepaid expenses                                    15,629           14,921
  Repair parts and operating supplies                  3,179            3,538
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             52,578           52,617


PROPERTY AND EQUIPMENT                               312,047          309,478
  Less accumulated depreciation
     and amortization                               (137,669)        (117,235)
                                                   ---------        ---------

     TOTAL PROPERTY AND EQUIPMENT                    174,378          192,243


OTHER ASSETS                                          23,130           23,486
                                                   ---------        ---------


     TOTAL ASSETS                                   $250,118         $268,346
                                                   =========        =========

                                                  September 30      December 31
                                                      1997            1996
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  17,827        $  15,889
   Other current liabilities                          13,759           11,717
   Current maturities of long-term debt              102,320           38,156
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                       133,906           65,762

LONG-TERM DEBT
   Revolving credit agreement                            0             13,321
   Convertible Subordinated Debentures                   0             44,632
   Capital leases and other                           92,075          111,035
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                             92,075          168,988

DEFERRED CREDITS AND OTHER LIABILITIES
   Other                                               9,853           10,273
                                                   ---------        ---------
     TOTAL OTHER LIABILITIES                           9,853           10,273

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at September 30, 1997 or December 31, 1996
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,491,070 shares at September 30, 1997 and
     6,270,600 shares at December 31, 1996                65               63
     Paid-in capital                                  34,265           33,675
     Unearned compensation related to
     KSOP receivable                                  (4,232)          (4,337)
     Retained earnings                                  (768)           8,968
                                                   ---------        ---------
                                                      29,330           38,369
   Less cost of common stock in treasury
     (1,207,051 shares at September 30, 1997 and
                          December 31, 1996)         (15,046)         (15,046)
                                                   ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                       14,284           23,323
                                                   ---------        ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 250,118        $ 268,346
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

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                     1997        1996          1997       1996
                                   ---------   ---------  ---------   ---------
                                      (In thousands, except per share amounts)

OPERATING REVENUE                  $  73,002  $  73,462   $ 219,183  $ 217,390

OPERATING EXPENSES:
  Wages, salaries, and employee
    benefits                          29,267     30,344      87,066     89,657
  Operations and maintenance          18,063     16,921      51,973     46,450
  Operating taxes and licenses         6,766      6,824      20,106     20,647
  Insurance and claims                 4,981      4,357      13,086     11,919
  Communications and utilities         1,103      1,145       3,034      3,581
  Depreciation and equipment rents     7,265      6,792      21,406     20,169
  (Gain) loss on disposition of
     operating assets                    451        363         979       (960)
  Rents and purchased transportation   6,795      5,765      18,485     16,163
  Other operating expenses               573        270         942        878
                                   ---------  ---------   ---------  ---------
    Total Operating Expenses          75,264     72,781     217,077    208,504
                                   ---------  ---------   ---------  ---------

OPERATING INCOME                      (2,262)       681       2,106      8,886

OTHER DEDUCTIONS:
   Interest and other expenses         3,607      4,120      11,842     12,280
LOSS BEFORE INCOME TAXES              (5,869)    (3,439)     (9,736)    (3,394)

PROVISION FOR INCOME TAXES             1,503     (1,341)       ---      (1,324)
                                   ---------  ---------   ---------  ---------

  Net Loss                         $  (7,372) $  (2,098)  $  (9,736) $  (2,070)
                                   =========  =========   =========  =========

  BASIC AND DILUTED
  NET LOSS PER COMMON SHARE        $   (1.39) $   (0.41)  $   (1.85) $   (0.41)
                                   =========  =========   =========  =========

  BASIC AND DILUTED
  WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING        5,284,019  5,092,374   5,253,331  5,085,392

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

Note C -- EARNINGS PER SHARE*

                               Three Months Ended         Nine Months Ended
                                  September 30              September 30
                               1997         1996         1997         1996
                           -----------  -----------  -----------  -----------
BASIC AND DILUTED(1):
Average shares outstanding   6,491,070    6,270,442    6,460,382    6,258,470
Assumed exercise of stock
   options                         -0-          -0-          -0-          -0-
Treasury stock              (1,207,051)  (1,178,068)  (1,207,051)  (1,173,078)
                           -----------  -----------  -----------  -----------
  Totals                     5,284,019    5,092,374    5,253,331    5,085,392
                           ===========  ===========  ===========  ===========
Net loss                   $(7,372,417) $(2,098,492) $(9,736,110) $(2,069,769)
                           ===========  ===========  ===========  ===========
Per share amount:
  Net loss                 $     (1.39) $      (.41) $     (1.85) $      (.41)
                           ===========  ===========  ===========  ===========

(1) The effect of stock options and the conversion of the two series of Convertible Subordinated Debentures is antidilutive and is therefore excluded from the calculation of diluted earnings per share.

* Earnings (loss) per share (EPS) amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Operating revenues for the third quarter of 1997 were $73.0 million, compared to $73.5 million for the third quarter of 1996, and for the first nine months of 1997, were $219.2 million, compared to $217.4 million for the first nine months of 1996.

Net loss for the third quarter of 1997 was $7.4 million, compared to $2.1 million for the third quarter of 1996, and net loss for the first nine months of 1997 was $9.7 million compared to a net loss of $2.1 million for the first nine months of 1996.

The operating ratio (operating expenses as a percentage of operating revenues) was 103.1% and 99.0% for the third quarter and first nine months of 1997, respectively, compared to 99.1% and 95.9% for the same periods in 1996. Operating loss during the third quarter was $2.3 million, compared to operating income of $681,000 in the third quarter of 1996 and operating income for the first nine months of 1997 was $2.1 million, compared to $8.9 million for the first nine months of 1996.

Operating expenses, as a percentage of revenues, were higher for the third quarter and first nine months of 1997 as compared to the third quarter and first nine months of 1996 as a result of increases in maintenance expenses and purchased transportation. There were increases in purchased transportation as a result of increasing the number of owner operators by approximately 30% from 211 in 1996 to 276 in 1997. Additionally, the first nine months of 1997 reflected losses on disposal of operating assets of $979,000 compared to gains of $960,000 in the same period of 1996.

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

The financial results for the third quarter of 1997 were restated for the following: (a) $2.2 million relating to a valuation allowance against income tax benefits previously recorded due to the significant losses incurred to date and management's assessment as to the likelihood at that time of such amount being realized, (b) $1.6 million relating to increases to the claims liability which pertain to the third quarter, (c) $1.8 million relating to certain operating accounts based upon management's reevaluation of amounts accrued in the third quarter, and(d) $600,000 of costs, primarily associated with the debt restructuring, which the Company determined should be expensed in the third quarter rather than amortized based upon review of the final restructured agreements.

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

Prepaid expenses increased by approximately 5% since December 31, 1996, primarily due to the normal annual prepayment of licenses and taxes. Repair parts and operating supplies decreased by approximately 10% since December 31, 1996, primarily as a result of the efforts of the Company to minimize inventory levels.

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

RECENT DEVELOPMENTS AND TRENDS

In March 1997, the Company retained Alex. Brown & Sons Incorporated as its financial advisor to assist in restructuring certain of the Company's debt obligations. As noted above, the Company has restructured the payment schedules on much of its equipment debt. With respect to other equipment debt agreements in which the Company has not yet reached an agreement with its lessors, the total suspended payments aggregated $1.5 million. The
Company is therefore in default under those agreements, and, while the Company has no payment defaults under its general credit facility (pursuant to which $13.8 million is currently outstanding), the equipment debt defaults constitute defaults under the general credit facility that would permit acceleration of that debt. Further, certain of the equipment debt defaults have become events of default with respect to the Company's two series of Convertible Subordinated Debentures(pursuant to which $46.8 million is currently outstanding) that also would permit acceleration. The Company has not made interest payments due May 1, 1997, and November 1, 1997, with respect to its 61/2% Convertible Subordinated Debentures. The Company has not made the interest payment or sinking fund payment due August 15, 1997, on its 8% Convertible Subordinated Debentures. The Company has received no demands or notices of default under its general credit agreement, nor does the Company expect any such demands or notices so long as its restructuring discussions are progressing satisfactorily.

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

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements" Such "forward looking statements" should, therefore, be considered in light of various important factors including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the SEC.

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



Date:  April 8, 1997                             By:  /S/ T.M. Guthrie
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