Form 10-Q
period 1998-03-31
BUILDERS TRANSPORT INC
filed 1998-05-21
CIK 726617

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1998            Commission File No 0-11300


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

          Class                                 Outstanding at April 30, 1998
----------------------------                    -----------------------------
Common Stock, par value $.01                              5,284,019
         per share













                      BUILDERS TRANSPORT, INCORPORATED
                              INDEX TO FORM 10-Q




Part I    FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)

     Condensed Consolidated Balance Sheets as of March 31, 1998
        and December 31, 1997                                               1

     Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 1998 and 1997                                3

     Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1998 and 1997                                4

     Notes to Condensed Consolidated Financial Statements                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              7


Part II   OTHER INFORMATION

ITEM 1.   LEGAL                                                             *

ITEM 2.   CHANGES IN SECURITIES                                             *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *

ITEM 5.   OTHER INFORMATION                                                 *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10




* No information submitted under this caption.
















PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                    March 31       December 31
                                                      1998            1997
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $      43        $      48
   Accounts receivable, less allowances
     (March 31, 1998  -  $821
      December 31, 1997  -  $591)                     28,435           29,873
   Prepaid expenses                                   14,999           13,226
   Repair parts and operating supplies                 2,592            2,541
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                             46,069           45,688


PROPERTY AND EQUIPMENT                               300,534          301,536
   Less accumulated depreciation
     and amortization                               (146,278)        (140,211)
                                                   ---------        ---------
     TOTAL PROPERTY AND EQUIPMENT                    154,256          161,325



OTHER ASSETS                                           2,199            2,316
                                                   ---------        ---------


     TOTAL ASSETS                                  $ 202,524        $ 209,329
                                                   =========        =========

                                                    March 31       December 31
                                                      1998            1997
                                                  -----------      -----------
                                                   (Unaudited)        (Note)
                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  19,811        $  21,066
   Other current liabilities                          21,905           18,762
   Current maturities of long-term debt              179,874          118,291
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                       221,590          158,119

LONG-TERM DEBT
   Credit Facility                                        --               --
   Convertible Subordinated Debentures                    --               --
   Capital leases and other                               --           65,414
                                                   ---------        ---------
     TOTAL LONG-TERM DEBT                                 --           65,414

OTHER LIABILITIES                                     12,613           12,753

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares; no shares issued
     at March 31, 1998 or December 31, 1997
   Common stock, par value $.01 per share
     Authorized 25,000,000 shares; Issued
     6,491,070 shares at March 31, 1998 and
     December 31, 1997                                    65               65
     Paid-in capital                                  34,265           34,265
     Unearned compensation related to
     ESOP receivable                                  (4,162)         (4,197)
     Retained earnings                               (46,801)        (41,544)
                                                   ---------        ---------
                                                     (16,633)        (11,411)
   Less cost of common stock in treasury
     (1,207,051 shares at March 31, 1998 and
      at December 31, 1997)                          (15,046)        (15,046)
                                                   ---------       ----------
     TOTAL STOCKHOLDERS' EQUITY                      (31,679)        (26,457)
                                                   ---------        ---------

CONTINGENT LIABILITIES

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 202,524        $ 209,329
                                                   =========        =========

Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                      Three Months Ended
                                                    March 31         March 31
                                                      1998             1997
                                                  -----------      -----------
                                                                      (Note)
                                                    (In thousands, except per
                                                           share amounts)

OPERATING REVENUE                                  $  65,424       $  70,993
OPERATING EXPENSES:
   Wages, salaries, and employee benefits             26,705          28,728
   Operations and maintenance                         13,791          17,435
   Operating taxes and licenses                        5,899           6,727
   Insurance and claims                                4,450           3,887
   Communications and utilities                        1,172             944
   Depreciation and equipment rents                    6,617           7,026
   Loss on disposition of operating assets               282             378
   Rents and purchased transportation                  7,826           5,454
   Other operating expenses                              306             220
                                                   ---------       ---------
     Total Operating Expenses                         67,048          70,799
                                                   ---------       ---------
OPERATING INCOME (LOSS)                              (1,624)             194
OTHER DEDUCTIONS:
   Interest and other expenses                         3,633           4,133
                                                   ---------       ---------
LOSS BEFORE INCOME TAXES                              (5,257)         (3,939)
PROVISION FOR INCOME TAXES                                --          (1,530)
                                                   ---------       ---------
     NET LOSS                                      $  (5,257)      $  (2,409)
                                                   =========       =========
     NET LOSS PER SHARE                            $   (0.99)      $   (0.46)

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                         5,284,019       5,190,932





See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

                                                       Three Months Ended
                                                     March 31         March 31
                                                       1998             1997
                                                   -----------      -----------
                                                          (In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES $   3,916      $   3,539

INVESTING ACTIVITIES
   Purchases of property and equipment                    (93)         (661)
   Proceeds from disposal of property and equipment         3            91
                                                    ---------      ---------
   NET CASH USED IN INVESTING ACTIVITIES
                                                          (90)         (570)

FINANCING ACTIVITIES
   Proceeds from lines of credit and
     long-term borrowings                               2,590          5,397
   Principal payments on lines of credit,
     long-term debt and capital lease obligations      (6,421)        (8,368)
                                                    ---------      ---------
   NET CASH USED BY FINANCING ACTIVITIES               (3,831)        (2,971)
                                                    ---------      ---------
   DECREASE IN CASH AND CASH EQUIVALENTS                   (5)            (2)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               48             50
                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $      43      $      48
                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest         $   2,350      $   3,820

   Noncash investing activity:
     Property and equipment acquired
     through capital leases                         $      --      $   5,068

   Noncash financing activity:
     Common stock issued under employee
     benefit plans                                  $     --      $      592


See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
BUILDERS TRANSPORT, INCORPORATED AND SUBSIDIARIES

Note A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - LONG-TERM DEBT

Subsequent to March 31, 1998, the Company has defaulted on the scheduled payments under its equipment capital leases ($116.5 million), which also constitute defaults under the Credit Facility that would permit acceleration of that debt. The capital leases represent primarily leased revenue equipment capitalized for approximately $197 million with accumulated amortization of approximately $80.0 million. The Company continues to be in default with respect to the two series of Convertible Subordinated Debentures. The
Company did not make interest payments due May 1, 1997, November 1, 1997 and May 1, 1998 with respect to its 61/2% Convertible Subordinated
Debentures. The Company did not make the interest payments due August 15, 1997 and February 15, 1998 or sinking fund payment due August 15, 1997 on its 8% Convertible Subordinated Debentures.

As a result of the above defaults, the Credit Facility, the equipment capital leases and 61/2% and 8% convertible subordinated debentures have been reclassified as current liabilities. Under the existing capital lease agreements the lenders have the option to accelerate or terminate the leases or to recall and dispose of the equipment with any deficiencies to be paid by the Company.

Note C - EARNINGS PER SHARE

                                                      Three Months Ended
                                                   March 31         March 31
                                                     1998             1997
                                                 -----------      -----------
BASIC AND DILUTED:
   Average shares outstanding                     6,491,070        6,397,983
   Treasury stock                                (1,207,051)      (1,207,051)
                                                -----------      -----------
     Totals                                     $ 5,284,019        5,190,932
                                                ===========      ===========
   Net loss                                     $(5,257,000)   $  (2,409,000)
                                                ===========      ===========
   Per share amount:
     Net loss                                 $     (0.99)     $     (0.46)
                                                ===========      ===========




NOTE D  -  RECENT ACCOUNTING PRONOUNCEMENTS:


In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS
No. 130 in the first quarter of 1998.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operations and major customers. The Company adopted Statement No. 131 in the first quarter
1998.

The impact of the adoption of these statements was not material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The operating ratio (operating expenses as a percentage of operating revenues) was 102.5% during the first quarter of 1998 as compared to 99.7% in the first quarter of 1997. Operating loss for the first quarter of 1998 was $1.6 million compared to operating income of $194,000 for the first quarter of 1997. Operating expenses as a percentage of revenues were generally higher in 1998 as compared to 1997 primarily as a result of reduced revenue in the first quarter of 1998, that was partially offset by lower fuel costs and reductions in other operating expenses.

Operating revenues for the first quarter of 1998 were $65.4 million, compared to $71.0 million for the first quarter of 1997.

The Company had a net loss of $5.3 million for the first quarter of 1998, as compared to a net loss of $2.4 million for the first quarter of 1997.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

The Company has suspended monthly payments on its equipment debt for April and May, 1998. Further, the Company did not make interest payments due May 1, 1997, November 1, 1997 and May 1, 1998 with respect to its 6 1/2% Convertible Subordinated Debentures aggregating $2.2 million. The Company did not make the interest payments due August 15,1997 aggregating and February 15, 1998 or sinking fund payment due August 15, 1997 on its 8% Convertible Subordinated Debentures aggregating $4.1 million. (see "Recent Development and Trends" and "Factors That May Affect Future Results")

Prepaid expenses increased by approximately 13% since December 31, 1997, primarily due to the normal annual prepayment of licenses and taxes. Accounts Receivable decreased by 5%, as compared to December 31, 1997, due to seasonal increases in freight revenue volume.

Even though there was lower operating income in the first quarter of 1998, compared to the first quarter of 1997, operating cash flows increased slightly as a result of increased reserves for claims payable in 1998 as compared to 1997. The Company's cash flow and cash requirements tend to fluctuate during the year. Generally more cash is required during the first part of the year, primarily to fund the Company's annual prepayments of operating taxes and licenses and less profitable operations. Cash flow m operations generally increases consistently beginning in the second quarter through year-end. The Company uses the revolving portion of its Credit Facility to smooth cyclical cash flows associated with its operations.

RECENT DEVELOPMENTS AND TRENDS

As noted above, the Company has suspended monthly payments on its equipment debt for April and May, 1998 aggregating $7.0 million. The Company is therefore in default under those agreements, and, while the Company has no payment defaults under its general credit facility (pursuant to which $16.4 million is outstanding as of March 31, 1998), the equipment debt defaults constitute cross defaults under the general credit facility that would permit acceleration of that debt. The Company has not made the interest payments due May 1, 1997, November 1, 1997 and May 1, 1998 with respect to its 61/2% Convertible Subordinated Debentures. The Company has not made the interest payments due August 15, 1997 and February 15, 1998 or sinking fund payment due August 15, 1997 on its 8% Convertible Subordinated Debentures. These are events of default permitting acceleration of the $46.8 million outstanding principal balance on those debentures. The Company has received no demands or notices of default under its general credit agreement.

The Company is in default with all equipment creditors representing approximately $116.5 million in outstanding equipment debt. Equipment creditors are exercising various remedies ranging from termination of leases and demand for return of equipment to acceleration of remaining amounts under the applicable equipment obligations. Pursuant to the Company's suspension of monthly payments on its equipment debt, some equipment creditors have notified the Company that equipment leases are terminated and some equipment debtors have repossed the equipment.

The Company has, during first quarter 1998, engaged in discussion with representatives of holders of the Company's Convertible Subordinated Debentures. Such discussions did not result in an agreement to successfully restructure the Company. The Company is currently in discussion with potential sources of additional financing that, if made available, could potentially contribute to a restructuring that could improve the Company's prospects. The Company has recently engaged and independent consulting firm ection under the bankruptcy laws. (see "Factors That May Affect Future Results")

FORWARD LOOKING STATEMENTS

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results may be affected by a number of factors such as: uncertainties relative to economic conditions; industry factors including, among others, competition, rate pressure, driver availability and fuel prices; and, the Company's ability to sell its services profitably, manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. Furthermore, the Company is currently unable to generate adequate cash flow through normal operations to pay both operations expense and monthly payments on its equipment debt. The Company may find it appropriate in the near future to seek protection under the bankruptcy laws. Failure to obtain additional financing will have a severe negative impact on the Company's operations in coming months. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately or to effectively manage the impact on the Company of changes in the trucking, transportation and logistic industires.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

       Exhibit 27 Financial Data Schedule (for SEC use only)



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUILDERS TRANSPORT, INCORPORATED



Date:  May 20, 1998                         By:  /s/Stanford M. Dinstein
       --------------------                      ---------------------------
                                                 Stanford M. Dinstein
                                                 Vice Chairman and
                                                 Chief Executive Officer
                                                 and Treasurer
                                                 Signed in the dual capacity
                                                 of a duly authorized officer
                                                 of the Registrant and the
                                                 Principal Financial Officer
                                                 of the Registrant